Form 10-Q
period 2006-08-31
New Albertsons INC
filed 2006-10-10
CIK 1355833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (13 weeks) ended August 31, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 333-132397-01

NEW ALBERTSON’S, INC.

(Exact name of registrant as specified in its Charter)

DELAWARE	20-4057706
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

250 Parkcenter Blvd. PO Box 20 Boise, Idaho 83726	83726
(Address of principal executive offices)	(Zip Code)

(208) 395-6200

(Registrant’s telephone number, including area code)

Former fiscal year: February 3, 2006 to February 1, 2007

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer   ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of October 10, 2006 is as follows:

Title of Each Class	Shares Outstanding
Common Shares	100

NEW ALBERTSON’S, INC.

(a wholly owned subsidiary of SUPERVALU INC.)

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the 13 weeks ended August 31, 2006 and August 4, 2005	3

	Condensed Consolidated Statements of Earnings for the 13 weeks ended August 31, 2006, 13 weeks ended June 1, 2006, 4 weeks ended March 2, 2006 and 26 weeks ended August 4, 2005	4

	Condensed Consolidated Balance Sheets as of August 31, 2006 and February 2, 2006	5

	Condensed Consolidated Statements of Cash Flows for the 13 weeks ended August 31, 2006, 13 weeks ended June 1, 2006, 4 weeks ended March 2, 2006 and 26 weeks ended August 4, 2005	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

PART II	OTHER INFORMATION	31

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEW ALBERTSON’S, INC.

(a wholly owned subsidiary of SUPERVALU INC.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In millions)

(Unaudited)

	Successor	Predecessor
	13 weeks ended
	August 31, 2006	August 4, 2005
Net sales	$6,266	$10,188
Cost of sales	4,395	7,332

Gross profit	1,871	2,856
Selling and administrative expenses	1,606	2,551

Operating earnings	265	305
Interest expense, net	118	149

Earnings from continuing operations before income taxes	147	156
Income tax expense	58	46

Net earnings from continuing operations	89	110
Loss from discontinued operations, net of tax benefit of $0 and $1, respectively	—	(3)

Net earnings	$89	$107

See Notes to Condensed Consolidated Financial Statements

NEW ALBERTSON’S, INC.

(a wholly owned subsidiary of SUPERVALU INC.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In millions)

(Unaudited)

	Successor	Predecessor
	13 Weeks Ended August 31, 2006	13 Weeks Ended June 1, 2006	4 Weeks Ended March 2, 2006	26 Weeks Ended August 4, 2005
Net sales	$6,266	$10,000	$3,090	$20,181
Cost of sales	4,395	7,169	2,203	14,515

Gross profit	1,871	2,831	887	5,666
Selling and administrative expenses	1,606	2,551	788	5,067

Operating earnings	265	280	99	599
Interest expense, net	118	114	40	281

Earnings from continuing operations before income taxes	147	166	59	318
Income tax expense	58	60	22	101

Net earnings from continuing operations	89	106	37	217
(Loss) earnings from discontinued operations, net of tax benefit (expense) of $0, $1, ($1), $6, respectively	—	(1)	2	(10)

Net earnings	$89	$105	$39	$207

See Notes to Condensed Consolidated Financial Statements

NEW ALBERTSON’S, INC.

(a wholly owned subsidiary of SUPERVALU INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and par value data)

(Unaudited)

	Successor	Predecessor
	August 31, 2006	February 2, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$155	$406
Receivables less allowance for doubtful accounts of $15 and $18, respectively	481	723
Inventories, net	1,941	3,036
Other current assets	329	190

Total Current Assets	2,906	4,355

Property, plant and equipment less accumulated depreciation and amortization of $190 and $8,110, respectively	6,826	9,903
Goodwill	4,282	2,269
Intangibles, net	2,591	844
Other assets	409	500

Total Assets	$17,014	$17,871

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$2,411	$2,946
Due to parent	201	—
Current maturities of long-term debt and capital lease obligations	50	51
Other current liabilities	620	883

Total Current Liabilities	3,282	3,880

Long-term debt and capital lease obligations	5,848	6,278
Deferred income taxes	1,088	160
Other long-term liabilities	1,644	1,846

Commitments and contingencies

Stockholder’s Equity:
Successor:
Common stock, $1.00 par value: authorized - 100 shares, issued – 100 shares	—
Capital in excess of par value	5,063
Retained earnings	89
Predecessor:
Preferred stock - $1.00 par value: authorized – 10 shares; designated – 3 shares of Series A Junior Participating; issued - none		—
Common stock, $1.00 par value; authorized - 1.2 billion shares; issued – 370 million shares		370
Capital in excess of par value		122
Accumulated other comprehensive loss		(83)
Retained earnings		5,298

Total Stockholder’s Equity	5,152	5,707

Total Liabilities and Stockholder’s Equity	$17,014	$17,871

See Notes to Condensed Consolidated Financial Statements

NEW ALBERTSON’S, INC.

(a wholly owned subsidiary of SUPERVALU INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Successor	Predecessor
	13 Weeks Ended August 31, 2006	13 Weeks Ended June 1, 2006	4 Weeks Ended March 2, 2006	26 Weeks Ended August 4, 2005
Cash flows from operating activities
Net earnings	$89	$105	$39	$207
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	207	286	90	576
LIFO expense	3	4	2	2
Gain on sale of assets	—	(23)	—	(24)
Restructuring credits	—	(1)	—	(1)
Deferred income taxes	(21)	(16)	(51)	(67)
Stock-based compensation	—	18	—	13
Changes in assets and liabilities	(304)	(77)	253	(74)
Other adjustments, net	(2)	(41)	(1)	13

Net cash (used in) provided by operating activities	(28)	255	332	645

Cash flows from investing activities
Proceeds from sale of assets	19	63	6	134
Purchase of property, plant and equipment	(160)	(183)	(44)	(421)
Refundable deposit for tax-related liabilities	—	—	—	(81)
Cash restricted due to the sale of Albertsons	57	(252)	—	—
Other	11	1	—	11

Net cash used in investing activities	(73)	(371)	(38)	(357)

Cash flows from financing activities
Net due to parent activity	248	—	—	—
Settlement of Standalone Drug Business payables	(299)	—	—	—
Proceeds from issuance of long-term debt, net	—	—	—	9
Repayment of long-term debt	—	(20)	—	(208)
Reduction of obligations under capital leases	(4)	—	—	(11)
Net proceeds from the sale of common stock under option plan	—	25	15	1
Dividends paid	—	(70)	(70)	(140)
Net commercial paper activity	—	—	—	52

Net cash used in financing activities	(55)	(65)	(55)	(297)

Net (decrease) increase in cash and cash equivalents	(156)	(181)	239	(9)
Cash and cash equivalents at beginning of period	311	645	406	273

Cash and cash equivalents at the end of period	$155	$464	$645	$264

See Notes to Condensed Consolidated Financial Statements

NEW ALBERTSON’S, INC.

(a wholly owned subsidiary of SUPERVALU INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in millions, except per share data)

(Unaudited)

NOTE 1 – THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Business Description and Basis of Presentation

New Albertson’s, Inc. (“New Albertsons” or the “Company” and formerly, New Aloha Corporation) was incorporated on December 20, 2005 under the laws of the State of Delaware. On June 2, 2006 (the “Acquisition Date”), through a series of transactions, New Albertsons was acquired by SUPERVALU INC. (“SUPERVALU”) and became a wholly owned subsidiary of SUPERVALU (the “Acquisition”). New Albertsons is comprised of the core supermarket business (the “Core Business”) formerly owned by Albertson’s, Inc. (“Albertsons”) operating under the banners of Acme Markets, Bristol Farms, Jewel-Osco, Shaw’s Supermarkets, Star Markets, Albertsons stores in the Intermountain, Northwest and Southern California regions, the related in-store pharmacies under the Osco and Sav-On banners, 10 distribution centers, certain regional offices and certain corporate offices in Boise, Idaho, Glendale, Arizona and Salt Lake City, Utah.

The successor unaudited condensed consolidated financial statements presented herein include the results of operations, financial position and cash flows of New Albertsons and its subsidiaries subsequent to the Acquisition Date. The predecessor unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of Albertsons and its subsidiaries prior to the Acquisition Date. The Company believes presenting Albertsons as the predessor best reflects the nature of the sale of Albertsons as Albertsons was sold in an integrated transaction to three separate buyers, including SUPERVALU. All intercompany balances have been eliminated. The predecessor condensed consolidated financial statements include certain operations of Albertsons that were acquired by third parties (see Note 2 – Acquisition).

As of August 31, 2006, the Company, through its divisions and subsidiaries, operated 1,104 stores in 23 states and 107 fuel centers near existing stores. Retail operations are supported by 10 major Company distribution operations, strategically located in the Company’s operating markets.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of New Albertsons (successor) and Albertsons (predecessor) include all adjustments necessary to present fairly, in all material respects, the results of operations of New Albertsons (successor) and Albertsons (predecessor) for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Albertsons’ 2005 Annual Report on Form 10-K for the fiscal year ended February 2, 2006 filed with the Securities and Exchange Commission. The results of operations for the 13 weeks ended August 31, 2006 are not necessarily indicative of results for a full year.

The Condensed Consolidated Balance Sheet of Albertsons as of February 2, 2006 has been derived from the audited consolidated balance sheet as of that date.

Change in Fiscal Year

As a result of the Acquisition, the Company adopted a change in fiscal year end from the Thursday nearest to January 31 to the last Thursday in February. The Company’s new fiscal year 2007 began on March 3, 2006. For fiscal 2007, the first, second and third quarters will consist of 13 weeks of operating results and the fourth quarter will consist of 12 weeks of operating results for a total of 51 weeks. Beginning in fiscal 2008, the Company’s first quarter will consist of 16 weeks of operating results while the second, third and fourth quarters each will consist of 12 weeks of operating results for a total of 52 weeks. The primary purpose of this change is to better match the financial reporting schedule of the Company’s parent, SUPERVALU. As a result of this change, the Company has a four-week transition period ended March 2, 2006.

Condensed comparative unaudited financial information for the four-week transition period ended March 2, 2006 and the comparable period of the prior year is presented below.

	Predecessor
	4 Weeks Ended March 2, 2006	4 Weeks Ended March 3, 2005
Net sales	$3,090	$3,086

Gross profit	$887	$868

Earnings before income taxes	$59	$31
Income tax expense	22	12

Earnings from continuing operations	37	19
Earnings from discontinued operations net of tax expense of $1 and $0, respectively	2	1

Net earnings	$39	$20

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions. Some of these estimates require difficult, subjective or complex judgments about matters that are inherently uncertain. As a result, actual results could differ from these estimates. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in a net cash book overdraft position, which occurs when total outstanding issued checks exceed available cash balances at a single financial institution. The Company records its cash disbursement accounts with a net cash book overdraft position in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets, and the net change in cash book overdrafts in the Changes in assets and liabilities line item within the Cash flows from operating activities section of the Condensed Consolidated Statements of Cash Flows. At August 31, 2006 (successor) and February 2, 2006 (predecessor), the Company had net book overdrafts of $303 and $234, respectively, classified in Accounts payable and accrued liabilities.

The majority of payments due from banks for third-party credit card, debit card and electronic benefit transactions (“EBT”) process within 24 to 48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card, debit card and EBT transactions that process in less than seven days are classified as Cash and cash equivalents. Amounts due from banks for these transactions classified as Cash and cash equivalents in the Condensed Consolidated Balance Sheets totaled $42 and $54 at August 31, 2006 (successor) and February 2, 2006 (predecessor), respectively.

Inventories

Net earnings reflect the application of the LIFO method of valuing certain inventories. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the year and the rate of inflation for the year. This determination resulted in pretax LIFO expense of $3 for the 13 weeks ended August 31, 2006 (successor), $5 for the 13 weeks ended June 1, 2006 (predecessor), and $2 for the 4 weeks ended March 2, 2006 (predecessor). For the 13 weeks ended August 4, 2005 (predecessor), the Company recognized a pretax LIFO expense of $6. For the 26 weeks ended August 4, 2005 (predecessor), the Company recognized a pretax LIFO expense of $12, which was offset by a pretax LIFO credit of $10 related to a prior-year LIFO reserve adjustment, for a net pretax LIFO expense of $2.

Comprehensive Income

Comprehensive income refers to net income plus certain other items that are recorded directly to Stockholder’s Equity. For the 13 weeks ended August 31, 2006 (successor), comprehensive income was $89 consisting of net earnings. For the 13 weeks ended June 1, 2006 (predecessor), comprehensive income was $147, consisting of net earnings and a change in the minimum pension liability of $69 ($42 net of tax). For the 13 and 26 weeks ended August 4, 2005 (predecessor), comprehensive income was $107 and $207, respectively, consisting of net earnings.

Conforming Accounting Policies and Reclassifications

As a result of the Acquisition, the Company conformed its accounting policy with its parent, SUPERVALU, to discount its self insurance liability. As of the Acquisition Date, the discount on the Company’s self insurance liability was $153 and is being amortized over the expected settlement period of the liability to Selling and administrative expenses in the Condensed Consolidated Statement of Earnings. Additionally, certain reclassifications have been made to the financial statements for the 13 weeks ended August 31, 2006 (successor) to conform to classifications used by the Company’s parent, SUPERVALU. Prior period financial statements (predecessor) have not been reclassified.

NOTE 2 – ACQUISITION

On June 2, 2006, the shareholders of Albertsons sold the operations of Albertsons to SUPERVALU, CVS Corporation (“CVS”), and an investment group led by Cerberus Capital Management, L.P. (the “Cerberus Group”) through a series of agreements that provided for the following:

•	First, Albertsons became a subsidiary of New Albertsons.

•	Next, Albertsons was converted to a limited liability company (“Albertsons LLC”) and a series of reorganizations occurred. As a result of those reorganizations, New Albertsons held substantially all of the assets and liabilities of Albertsons’ Core Business. Albertsons LLC and its subsidiaries held substantially all of the assets of Albertsons’ historical standalone drug store business (the “Standalone Drug Business”) and non-core supermarket business (the “Non-Core Business”) and certain liabilities of Albertsons’ historical business.

•	Next, CVS purchased substantially all of the assets and assumed specified liabilities of the Standalone Drug Business.

•	The Cerberus Group then acquired the equity interests of Albertsons LLC.

•	Then, SUPERVALU acquired New Albertsons.

Certain items, including the disposition of the Standalone Drug Business and Non-Core Businesses and other transaction-related items such as expenses associated with the accelerated vesting of employee benefit-related items, severance costs, contingent advisor fees, transaction costs and related tax effects are not included in the predecessor or successor results because Albertsons was sold in its entirety by its shareholders to three separate buyers. These costs in the aggregate were approximately $71 pre-tax.

The Albertsons purchase price consisted of a combination of SUPERVALU stock, debt assumption and cash comprised of:

Acquisition of approximately 372 million shares of outstanding Albertsons common stock:
In cash	$7,572
68.5 million shares of SUPERVALU common stock	2,252
Debt assumed	6,119
Cash settlement of restricted stock unit and stock option awards	155
Stock options assumed	89
Direct costs of the acquisition	41

Total Albertsons purchase price	$16,228

The sale of the Standalone Drug Business to CVS and the sale of Albertsons LLC to the Cerberus Group generated approximately $4.9 billion in cash that was combined with SUPERVALU’s relative portion of the purchase price of approximately $11.3 billion in cash and equity to complete the Albertsons acquisition. The purchase price does not include approximately $1.1 billion to settle the obligations related to the mandatory convertible securities on or before May 2007 (see Note 6 – Indebtedness). The purchase price and SUPERVALU’s portion would have been approximately $17.3 billion and $12.4 billion, respectively, had the purchase contracts that are part of the mandatory convertible securities been settled for shares of Albertsons common stock prior to the Acquisition Date.

Acquisition of New Albertsons Common Stock

Pursuant to the Acquisition agreement, each share of New Albertsons common stock was acquired for $20.35 in cash and 0.182 shares of SUPERVALU common stock (the “Acquisition Consideration”). The cash portion of the Acquisition Consideration was funded using approximately $556 of SUPERVALU’s cash on hand, approximately $135 million of New Albertsons’ cash on hand, approximately $1,970 of debt financing provided by new credit facilities (see Note 6 – Indebtedness), and the cash proceeds of approximately $4,911 from the simultaneous sale of the Standalone Drug Business and the Non-Core Business historically operated by Albertsons. The fair value of SUPERVALU common stock issued was $32.73 per share, which represented the average closing price of the Company’s common stock beginning two days before and ending two days after the January 23, 2006 announcement date.

Transition Services Agreement

In connection with the purchase of Albertsons LLC by the Cerberus Group, the Company entered into a transition services agreement. The transition services agreement contemplates a two-year term and provides for fixed payments to New Albertsons of $155 in the aggregate in the first year and $135 in the aggregate in the second year and, in addition, quarterly variable payments of $8.75 for a total of $35 variable payments per year. After the first quarter, the quarterly variable payments may be reduced by $0.4375 for each increment of 35 stores that will no longer be supported under the terms of the agreement. Based on stores that are closed as of August 31, 2006, the quarterly variable payment amount is $7.4. Albertsons LLC will be required to provide the Company with 60 days advance notice of stores that will no longer be supported under the transition services agreement, during which time the Company intends to reduce the support infrastructure and related costs.

Cash Settlement of Stock Options and Restricted Stock Units

As of the Acquisition Date, Albertsons had approximately 31 million stock options and 7 million restricted stock units outstanding. As a result of the Acquisition, all outstanding awards fully vested other than approximately 366 thousand restricted stock unit awards. In accordance with the Acquisition agreement, SUPERVALU agreed to settle all of the Albertsons stock options held by Albertsons employees who did not become employees of the Company. SUPERVALU also agreed to settle all of the Albertsons fully vested restricted stock units in cash or a combination of cash and SUPERVALU common stock. Included in Other current assets in the Condensed Consolidated Balance Sheet as of August 31, 2006 is $195 of short-term investments that are contractually restricted for future payments related to change-in-control severance benefits and restricted stock units.

Stock Options and Restricted Stock Units Assumed by SUPERVALU

In accordance with the Acquisition agreement, SUPERVALU assumed the obligation of stock options and approximately 366 thousand restricted stock units of the Albertsons employees who became SUPERVALU employees. Those stock options became fully vested and were converted into the right to acquire a total of 22 million shares of SUPERVALU stock, using an exchange ratio based on the Acquisition Consideration.

Direct Costs of the Acquisition

Direct costs of the Acquisition include investment banking fees, legal and accounting fees and other external costs directly related to the Acquisition.

Preliminary Purchase Price Allocation

The Acquisition was accounted for under the purchase method of accounting with SUPERVALU as the acquirer in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). As a result, SUPERVALU applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of New Albertsons. SUPERVALU has pushed down its purchase accounting estimated fair values of the assets acquired and liabilities assumed to the Company. The following summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date and the revised estimated fair values as of August 31, 2006. These preliminary purchase price allocations are estimates based on a combination of third-party valuations and internal analyses and will be further adjusted during the allocation period as defined in SFAS No. 141. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of long-lived assets, inventories, intangible assets, capital and operating lease obligations, income taxes and deferred income taxes, and residual goodwill. The valuations are preliminary due to the size and timing of the acquisition.

Preliminary Purchase Price Allocation
Current assets	$3,265
Property, plant and equipment	6,891
Goodwill	4,282
Intangibles	2,610
Other assets	461

Total assets acquired	17,509

Current liabilities	3,845
Long-term debt	5,853
Other liabilities and deferred income taxes	2,748

Total liabilities assumed	12,446

Net assets acquired	$5,063

Reconciliation to total purchase price for Albertsons:
Cash funding provided by New Albertsons	135
Cash proceeds from the sale of the Standalone Drug Business and Non-Core Business of Albertsons	4,911
Debt assumed	6,119

Total purchase price	$16,228

Preliminary values of intangible assets included the following:

	Preliminary Purchase Price Allocation	Weighted Average Useful Lives (Years)
Non-amortizing:
Trade names	$1,822
Liquor licenses	11

Total non-amortizing	1,833

Amortizing:
Favorable operating leases	667	18
Customer loyalty programs	98	7
Customer lists and other	12	6

Total amortizing	777	17

Total	$2,610

The preliminary purchase price allocation to intangible assets is based on estimated fair values determined by internal analyses pending revision based on further fair valuation analyses to be performed by third-party valuation specialists. Amortizing intangible assets are amortized on a straight-line basis over their remaining expected useful lives of less than one to 37 years.

The estimated values of operating leases with unfavorable terms compared with current market conditions totaled $344. These leases have an estimated weighted average life of 19 years and are included in other liabilities.

The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to Goodwill. Goodwill is nonamortizing for financial statement purposes and is not tax deductible.

NOTE 3 – NEW AND RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) addresses the accounting for share-based payments, including grants of employee stock options. Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in their consolidated statements of earnings. SFAS No. 123(R) and related FASB Staff Positions became effective for the Company on February 3, 2006. The adoption of SFAS No. 123(R) and its effects are described in Note 9—Stock Options and Stock Unit Awards.

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 became effective for the Company on February 3, 2006 and did not have a material effect on the Company’s condensed consolidated financial statements.

In December 2004 the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 became effective for the Company on February 3, 2006 and did not have a material effect on the Company’s condensed consolidated financial statements.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or unless a pronouncement includes alternative transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of a correction of an error and a change in accounting estimate. SFAS No. 154 became effective for the Company on February 3, 2006 and did not have a material effect on the Company’s condensed consolidated financial statements.

In June 2006 the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision. The Company’s accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 in the first fiscal quarter of 2007 did not result in a change to the Company’s accounting policy and, accordingly, did not have a material effect on the Company’s condensed consolidated financial statements.

In July 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. FIN 48 is effective for the Company’s fiscal year beginning February 23, 2007, with early adoption permitted. The Company is in the process of evaluating FIN 48.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company’s fiscal year beginning February 22, 2008, with early adoption permitted. The Company is in the process of evaluating SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a)

recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for the Company’s fiscal year ending February 22, 2007. The Company is in the process of evaluating SFAS No. 158.

In September 2006 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending February 22, 2007, with early application encouraged. The Company is in the process of evaluating SAB 108.

NOTE 4 – RESERVE FOR CLOSED STORES

The Company has a process to review its asset portfolio to maximize returns on its invested capital. As a result of these reviews, in recent years the Company has closed and disposed of a number of properties. The Company recognizes lease liability accruals and impairment charges associated with these transactions.

The following table summarizes the accrual activity for future lease obligations related to closed stores.

Predecessor

	Balance February 2, 2006		Additions	Payments	Adjustments	Balance June 1, 2006
Closed Stores	$35		$1	$(7)	$1	$30	*

Successor
	Balance June 2, 2006		Additions	Payments	Adjustments	Balance August 31, 2006
Closed Stores	$29	*	—	$(3)	—	$26

*	Amounts are different due to purchase accounting adjustments and the disposition of the Non-Core and the Standalone Drug Businesses.

The reserve balances are included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets.

NOTE 5 – EMPLOYEE BENEFIT PLANS

Net periodic benefit expense for defined benefit pension plans consisted of the following:

	Successor	Predecessor
	13 Weeks Ended
	August 31, 2006	August 4, 2005
Service cost – benefits earned during the period	$4	$10
Interest cost on projected benefit obligations	18	18
Expected return on assets	(20)	(19)
Amortization of prior service credit	—	(2)
Recognized net actuarial loss	—	7

Net periodic benefit expense	$2	$14

	Successor	Predecessor
	13 Weeks Ended Aug. 31, 2006	13 Weeks Ended June 1, 2006	4 Weeks Ended March 2, 2006	26 Weeks Ended August 4, 2005

Service cost – benefits earned during the period	$4	$8	$3	$19
Interest cost on projected benefit obligations	18	18	6	34
Expected return on assets	(20)	(19)	(7)	(35)
Amortization of prior service credit	—	(2)	—	(4)
Recognized net actuarial loss	—	2	1	11
Curtailment gain	—	(47)	—	—

Net periodic benefit expense (gain)	$2	$(40)	$3	$25

Net periodic benefit expense for other postretirement benefits was $1 for the 13-weeks ended August 31, 2006 (successor) and there was a $1 gain for the 13 weeks ended August 4, 2005 (predecessor). During the 13 weeks ended August 31, 2006, the Company contributed $1 to its defined benefit pension plans.

Net periodic benefit expense for other postretirement benefits was $1 for the 30 weeks ended August 31, 2006 (successor) and there was a $1 gain for the 26 weeks ended August 4, 2005 (predecessor). During the 13 weeks ended August 31, 2006 (successor), the 13 weeks ended June 1, 2006 (predecessor), and the four weeks ended March 2, 2006 (predecessor), the Company contributed $1, $11 and $0, respectively to its defined benefit pension plans. The Company has not yet reassessed contributions in light of the Pension Protection Act of 2006 signed into law August 17, 2006.

On May 3, 2006 the Management Development/Compensation Committee of the Board of Directors of Albertsons authorized amendments to the Albertsons Employees Corporate Pension Plan, Albertsons Executive Pension Makeup Plan and the Shaw’s Retirement Account Plan (the “Amended Plans”). As a result of these amendments, effective as of May 28, 2006 (the “Effective Date”), no person will become eligible to participate in the Amended Plans on or following the Effective Date and all future benefit accruals under the Amended Plans ceased. Also, as a result of these amendments, each participant’s unvested account balance under the Amended Plans became fully vested as of May 28, 2006. The amendments to the Amended Plans have been accounted for as plan curtailments, resulting in the recognition of a $47 pretax curtailment gain for the 13 weeks ended June 1, 2006 (predecessor) that is included in Selling and administrative expense in the Condensed Consolidated Statement of Earnings. In connection with the curtailment of the Amended Plans, the projected benefit obligation for the Amended Plans was remeasured.

In accordance with SUPERVALU’s push down to the Company of its purchase accounting estimated fair values of the assets acquired and liabilities assumed, the projected benefit obligations for the employee defined benefit pension and other postretirement plans were remeasured as of June 2, 2006 using the weighted average assumptions set forth below. No additional minimum liability for the defined benefit pension plans is recognized because the net amount recognized was equal to the unfunded amount of the plans.

The projected benefit obligation, fair value of plan assets and funded status for all the Company-sponsored defined benefit pension plans and postretirement benefit plans were as follows:

	Defined Benefit Pension Plans	Postretirement Benefit Plans
Change in benefit obligation (1):
Benefit obligation at June 2, 2006 (successor)	$1,155	$27
Service cost	4	—
Interest cost	18	—
Benefits paid	(8)	(1)

Benefit obligation at August 31, 2006 (successor)	1,169	26

Change in plan assets:
Fair value of plan assets at June 2, 2006 (successor)	1,015	—
Return on plan assets	20	—
Employer contributions	—	1
Benefits paid	(8)	(1)

Fair value of plan assets at August 31, 2006 (successor)	1,027	—

Funded status	(142)	(26)

Net amount recognized at August 31, 2006 (successor)	$(142)	$(26)

(1)	For the defined benefit pension plans, the benefit obligation is the projected benefit obligation. For other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.

Weighted average assumptions used for the June 2, 2006 remeasurement of the defined benefit pension plans consisted of the following:

August 31, 2006
Weighted average assumptions used to determine benefit obligation:
Discount rate	6.3%
Rate of compensation increase	2.98-3.75
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	6.3
Rate of compensation increase	2.98-3.75
Expected long-term return on plan assets (1)	8.0

(1)	Expected long-term return on plan assets is estimated by asset class and is generally based on historical returns, volatilities and risk premiums. Based upon an individual plan’s asset allocation, composite return percentiles are developed upon which the plan’s expected long-term return is based.

The estimated future benefit payments to be paid from the Company’s defined benefit pension plans and other postretirement benefit plans are as follows:

Fiscal Year	Pension Benefits	Other Postretirement Benefits
2007 (remaining)	$54	$2
2008	34	3
2009	37	3
2010	42	3
2011	46	3
Years 2012-2018	303	12

NOTE 6 – INDEBTEDNESS

In accordance with the application of the purchase method of accounting, SUPERVALU estimated the fair value of the debt assumed from New Albertsons as a result of the Acquisition. This resulted in an aggregate net discount related to the New Albertsons debt of $231 as of the Acquisition Date, which will be amortized to Interest expense over the remaining terms of the respective debt instruments. This net debt discount was pushed down to New Albertsons and therefore the debt balances below are net of the discount or premium associated with each individual debt instrument. The stated interest rates are followed by the effective rates in parentheses resulting from the discounts and premiums due to purchase accounting fair value adjustments. Borrowings are unsecured unless indicated otherwise.

	Successor	Predecessor
	August 31, 2006	February 2, 2006
3.75% (7.4%) Senior Notes due May 2009	$1,131	$1,150
7.5% (7.49%) Notes due February 2011	700	700
Notes due 2007-2028, average interest rate of 6.8% (7.89%)	591	662
7.45% (8.73%) Debentures due August 2029	569	650
8.0% (8.86%) Debentures due May 2031	366	400
6.95% (6.71%) Notes due August 2009	352	350
8.35% (7.15%) Notes due May 2010	286	275
8.0% (8.46%) Debentures due June 2026	260	272
8.7% (8.97%) Debentures due May 2030	219	225
7.5% (5.44%) Debentures due May 2037	210	200
7.25% (7.53%) Notes due May 2013	197	200
7.75% (8.76%) Debentures due June 2026	181	200
7.9% (7.98%) Debentures due May 2017	95	95
Secured Mortgage and other Notes due 2006-2019, average interest rate of 8.6% (7.18%), secured by real estate with a book value of $61	38	67
Industrial revenue bonds, average interest rate of 6.4%	—	4

	5,195	5,450
Less current maturities	(31)	(28)

Long-term debt	$5,164	$5,422

Aggregate maturities of debt (including purchase accounting fair value adjustments) as of August 31, 2006 were as follows:

Fiscal
2007 (remaining)	$20
2008	11
2009	61
2010	1,557
2011	996
Thereafter	2,550

Medium-term notes of $30 due July 2027 contain put options that would require the Company to repay the notes in July 2007 if the holders of the notes so elect by giving the Company 60-days notice. Medium-term notes of $48 due April 2028 contain put options, which would require the Company to repay the notes in April 2008 if the holders of the notes so elect by giving the Company 60-days notice. The $210 of 7.5% debentures due 2037 contain put options that would require the Company to repay the notes in 2009 if the holders of the notes so elect by giving the Company 60-days notice. The maturities above do not include potential accelerations due to put options.

SUPERVALU Acquisition Debt

In order to finance the Acquisition, on June 1, 2006 SUPERVALU executed senior secured credit facilities in the amount of $4,000. These facilities are not recorded in the New Albertsons’ Condensed Consolidated Balance Sheet. These facilities were provided by a group of lenders, and consist of a $2,000 5-year revolving credit facility ($0 balance at August 31, 2006), a $750 5-year Term Loan A, and a $1,250 6-year Term Loan B. Rates on the facilities are tied to LIBOR plus 0.50% to 2.00% with facility fees ranging from 0.10% to 0.50%, based on SUPERVALU’s credit ratings. The rates currently in effect, based on SUPERVALU’s current credit ratings, are LIBOR plus 1.50% (currently 6.81%) for Term Loan A, and LIBOR plus 1.75% (currently 7.06%) for the Term Loan B. All obligations under the senior secured credit facilities are guaranteed by New Albertsons and the other material subsidiaries of SUPERVALU. The obligations are also secured by a pledge of the equity interests in New Albertsons and the other material subsidiaries of SUPERVALU, such that the respective debt issued need not be equally and ratably secured.

Albertsons Revolving Credit Facilities and Commercial Paper Program

The Albertsons revolving credit facilities totaling $1,400 as well as Albertsons’ commercial paper program were cancelled in June 2006.

Mandatory Convertible Security Offering

In May 2004 Albertsons completed a public offering registered with the Securities and Exchange Commission, of 40,000,000 of 7.25% mandatory convertible securities (“Corporate Units”), yielding net proceeds of $971. In June 2004 the underwriters purchased an additional 6,000,000 Corporate Units pursuant to an over-allotment option, yielding net proceeds of $146. Each Corporate Unit consists of a purchase contract and, initially, a 2.5% ownership interest in one of the Company’s senior notes with a principal amount of one thousand dollars, which corresponds to a twenty-five dollar principal amount of senior notes. The ownership interest in the senior notes was initially pledged to secure the Corporate Unit holder’s obligation to purchase Albertsons’ common stock under the related purchase contract. Upon consummation of the Acquisition the Corporate Units became the obligation of New Albertsons, which became a wholly owned subsidiary of SUPERVALU on June 2, 2006. Due to the Acquisition, ownership interests in the senior notes are now pledged to secure the Corporate Unit holder’s obligation to purchase SUPERVALU common stock under the related purchase contract. The holders of the Corporate Units may elect to substitute the senior notes with zero-coupon U.S. treasury securities that mature on May 15, 2007 having a principal amount at maturity equal to the aggregate principal amount of the senior notes to secure the purchase contracts. The senior notes bear an annual interest rate of 3.75%. In February 2007 the aggregate principal amount of the senior notes is required to be remarketed, which may result in a change in the interest rate and maturity date of the senior notes. If this remarketing is not successful there will be a subsequent remarketing in May 2007. Proceeds from a successful remarketing would be used to satisfy in full each Corporate Unit holder’s obligation to purchase SUPERVALU common stock under the related purchase contract.

The purchase contracts yield 3.5% per year on the stated amount of twenty-five dollars. Subsequent to a successful remarketing, the senior notes will remain outstanding and the Company will settle its obligations on the maturity date of the senior notes in February 2009 or at a later date if the maturity date is extended in connection with the remarketing of the senior notes under the terms of the Corporate Units. If the senior notes are not successfully remarketed, the holders will have the right to put their senior notes to the Company to satisfy their obligations under the purchase contracts.

Each purchase contract originally obligated the holder to purchase, and Albertsons to sell, at a purchase price of twenty-five dollars in cash, shares of the Albertsons’ common stock on or before May 16, 2007 (the “Purchase Contract Settlement Date”). However, as a result of the Acquisition the holders will receive what the Albertsons shareholders received in the Acquisition ($20.35 in cash and 0.182 shares of SUPERVALU common stock for every share of Albertsons common stock). Generally, the number of shares each holder of the Corporate Units is obligated to purchase depends on the average closing price per share of the Company’s common stock over a 20-day trading period ending on the third trading day immediately preceding the Purchase Contract Settlement Date (the “Trading Period”), subject to anti-dilution adjustments. Also as a result of the Acquisition, the settlement rate was adjusted as follows:

(a) If SUPERVALU’s common stock price is greater than or equal to $46.54, the settlement rate will be $17.65 in cash plus 0.1579 shares of SUPERVALU common stock, per purchase contract settled. This is equivalent to the Acquisition Consideration multiplied by 0.8675 shares of Albertsons common stock, the settlement rate that, had the Acquisition not occurred, would have been applicable if Albertsons common stock were greater than or equal to $28.82.

(b) If SUPERVALU’s common stock price is greater than $14.89 but less than $46.54, the settlement rate will be an amount of cash and shares of SUPERVALU common stock in the ratio of $20.35 of cash for each 0.182 shares of SUPERVALU common stock, such that the amount of cash plus the value of the SUPERVALU’s common stock is equal to the $25.00 stated amount of the purchase contracts per purchase contract settled. This is equivalent to the Acquisition Consideration multiplied by the number of shares of Albertsons common stock with value equal to the $25.00 stated amount of the purchase contracts, the settlement rate that, had the Acquisition not occurred, would have been applicable if Albertsons common stock were greater than $23.06 and less than $28.82.

(c) If SUPERVALU’s common stock price is less than or equal to $14.89, the settlement rate will be $22.06 in cash plus 0.1973 shares of SUPERVALU common stock, per purchase contract settled. This is equivalent to the Acquisition Consideration multiplied by 1.0841 shares of Albertsons common stock, the settlement rate that, had the Acquisition not occurred, would have been applicable if Albertsons common stock were less than or equal to $23.06.

Under the terms of the purchase contracts, SUPERVALU would be required to issue a minimum of 7,263,400 shares and a maximum of 9,075,800 shares of its common stock. If the purchase contracts had been settled at August 31, 2006, the Company would have received approximately $227 of net cash and SUPERVALU would have issued approximately 8,254,000 shares of its common stock. The holders of the Corporate Units have the option to settle their obligations under the purchase contracts at any time on or prior to the fifth business day immediately preceding the Purchase Contract Settlement Date.

As consideration for assuming the downside market risk without participating in all of the potential appreciation of the SUPERVALU common stock, the holders of the Corporate Units receive a quarterly purchase contract adjustment payment equal to 3.5% per annum of the value of the Corporate Units. At August 31, 2006, the liability for the purchase contract adjustment payments was approximately $29, which represents the present value of the remaining purchase contract adjustment payments. Subsequent contract adjustment payments will reduce the liabilities, with a portion of the payments recognized as interest expense for the amortization of the difference between the aggregate amount of the contract adjustment payments and the present value thereof. Upon settlement of each purchase contract, the Company will receive the stated amount of twenty-five dollars on the purchase contract and will issue the requisite amount of Acquisition Consideration.

Both the FASB and the EITF continue to study the accounting for financial instruments and derivative instruments, including instruments such as the Corporate Units. It is possible that the Company’s accounting for the Corporate Units could be affected by new accounting rules that might be issued by these groups.

As of the Acquisition Date, the fair value of the senior notes was estimated to be $1,121. The $29 discount from the aggregate stated value of $1,150 will be fully amortized to interest expense as of the remarketing date in February 2007.

In summary, the remarketing agent is required to attempt to remarket the senior notes on behalf of the holders of the Corporate Units in February 2007 (three months prior to the Purchase Contract Settlement Date in May 2007). If this initial remarketing is unsuccessful, the remarketing agent is required to attempt to remarket the senior notes again in May 2007 prior to the Purchase Contract Settlement Date in a final remarketing. If the initial remarketing is successful, the cash proceeds will be delivered to the collateral agent and will be used to purchase U.S. treasury securities maturing on or about the Purchase Contract Settlement Date that will serve as collateral for the obligations under the purchase contracts until the Purchase Contract Settlement Date. If the final remarketing is required and is successful, the cash proceeds will be delivered to the collateral agent and will serve as collateral for the obligations under the purchase contracts. In the case of any successful remarketing, the collateral agent will use the cash in the collateral account to settle the purchase contracts on the Purchase Contract Settlement Date on behalf of the holders of the Corporate Units. Upon settlement of the purchase contracts, the Company will receive $1,150 and will issue the requisite amount of Acquisition Consideration. The Company will also have an obligation to pay the principal amount of the senior notes of $1,150 at the remarketing date in February 2009 or at a later date if the maturity date is extended in connection with the remarketing of the senior notes under the terms of the Corporate Units.

If the senior notes are not successfully remarketed, the Company will not receive cash from the holders of the Corporate Units. Rather, the holders may elect to put the senior notes to the Company on the Purchase Contract Settlement Date to satisfy their obligations under the purchase contracts, and the Company will issue the requisite amount of Acquisition Consideration.

Subsequent to consummation of the Acquisition, the holders of the Corporate Units had an option to settle early their purchase contract obligations at the settlement rate then in effect under the provisions of the Corporate Units. In connection with the Acquisition, twenty-nine thousand purchase contracts were settled early. As a result, the Company received $0.148 of net cash and SUPERVALU issued approximately five thousand shares of SUPERVALU common stock.

NOTE 7 – CONTINGENCIES

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business.

In September 2000 an agreement was reached and court approval granted to settle ten purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho and which raised various issues including “off-the-clock” work allegations and allegations regarding certain salaried grocery managers’ exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a claims administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a claims administrator. The Company mailed notices of the settlement and claims forms to approximately 70,500 associates and former associates. Approximately 6,000 claim forms were returned, of which approximately 5,000 were deemed by the claims administrator to be incapable of valuation, presumed untimely, or both (the “Unvalued Claims”). The claims administrator was able to assign a value to approximately 1,080 claims although the value of many of those claims is still subject to challenge by either party. Two other claims processes occurred during 2004. First, there was a supplemental mailing and in-store posting directed toward a narrow subset of current and former associates. This process resulted in approximately 260 individuals submitting claims documents. Second, in response to the Court’s instruction to plaintiffs’ counsel to submit supplemental and/or corrected information for the Unvalued Claims, plaintiffs’ counsel submitted such information for approximately 4,700 of the Unvalued Claims in 2005.

The claims administrator has been assigning values to claims as a result of the 2004 claims process. The value of these claims will likewise be subject to challenge by either party. The Company raised certain challenges to the claims process, including the supplemental information submitted by plaintiffs’ Counsel in 2005, and valuation protocols; on January 4, 2006, the court ruled in part in the Company’s favor and directed the claims administrator to value the claims disregarding certain information. On May 17, 2006, the Court confirmed its prior ruling of January 2006, and on August 30, 2006, the Court issued a ruling on the timeliness of certain claims, ruling that some claims previously considered untimely were to be deemed timely and others were untimely. The claims administrator is in the process of completing its assigning of values to claims based on these new rulings, and has provided the parties with additional reports which the parties are reviewing. The Company is presently unable to determine the amounts that it may ultimately be required to pay with respect to all claims properly submitted. Based on the information presently available to the Company, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On October 13, 2000 a complaint was filed in Los Angeles County Superior Court (Joanne Kay Ward et al. v. Albertson’s, Inc. et al.) alleging that Albertsons, Lucky Stores and Sav-on Drug Stores paid terminating employees their final paychecks in an untimely manner. The lawsuit seeks statutory penalties. On January 4, 2005, the case was certified as a class action. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On February 2, 2004 the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company, Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) claiming that certain provisions of the agreements (the “Labor Dispute Agreements”) between the Company, The Kroger Co. and Safeway Inc. (the “Retailers”), which provided for “lock-outs” in the event that any Retailer was struck at any or all of its Southern California facilities during the 2003-2004 labor dispute in Southern California when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute violate Section 1 of the Sherman Act. The lawsuit seeks declarative, injunctive and other legal and equitable relief. The Retailers’ motion for summary judgment was denied on May 26, 2005 and the Retailers’ appeal of that decision was dismissed on November 29, 2005. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In March 2004 a lawsuit seeking class action status was filed against Albertsons in the Superior Court of the State of California in and for the County of Alameda, California (Dunbar v. Albertson’s, Inc.) by a grocery manager seeking recovery including overtime pay based upon plaintiff’s allegation that he and other grocery managers were improperly classified as exempt under California law. Class certification was denied in June 2005 and plaintiffs have appealed; the appeal was denied and the time period for further appeal by plaintiffs has now passed. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On January 24 2006 a putative class action complaint was filed in the Fourth Judicial District of the State of Idaho in and for the County of Ada, naming Albertsons and its directors as defendants. The action (Christopher Carmona v. Henry Bryant et al., No. CV-OC-0601251), which was removed to the United States District Court for the District of Idaho and subsequently remanded to Idaho state court, challenges the agreements entered into in connection with the series of transactions facilitating the sale of Albertsons to SUPERVALU, CVS and the Cerberus Group (the “Transactions”). Specifically, the complaint alleges that Albertsons and its directors violated applicable law by directly breaching and/or aiding the other defendants’ breaches of their fiduciary duties, including by failing to value

Albertsons properly and by ignoring conflicts of interest. Among other things, the complaint seeks preliminary and permanent injunctive relief to enjoin the completion of the Transactions and rescission of the Transactions to the extent implemented. On May 18, 2006, the defendants entered into a memorandum of understanding for a full settlement with the plaintiff. In connection with executing the memorandum of understanding, which remains subject to definitive documentation and the approval of the Court, Albertsons filed a Form 8-K with the Securities and Exchange Commission in which it made disclosure of additional details of the circumstances and events leading up to the Company’s entry into the sale and related transactions that are the subject of the legal action. In addition, Albertsons agreed, subject to Court approval, to pay certain fees and expenses of plaintiff’s counsel. On August 17, 2006, over the objection of a former shareholder who sought but was refused status as an intervenor, the Court preliminarily approved the Carmona settlement; certified a no-opt-out settlement class consisting of all former Albertsons shareholders and their successors in interest, assigns and transferees who held Albertsons shares at any time between September 2, 2005 through June 2, 2006 excluding the Defendants and their immediate families; appointed Christopher Carmona as the representative for the settlement class; set a schedule for final approval of the settlement; and approved notices to be published and sent to the former shareholders advising them of the schedule and an opportunity to object to the settlement. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company is also involved in routine legal proceedings incidental to its operations. Some of these routine proceedings involve class allegations, many of which are ultimately dismissed. Management does not expect that the ultimate resolution of these legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The statements above reflect management’s current expectations based on the information presently available to the Company. However, predicting the outcomes of claims and litigation and estimating related costs and exposures involve substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. In addition, the Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures. It is possible that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 8 – INCOME TAXES

The Company’s effective tax rate from continuing operations for the 13 weeks ended August 31, 2006 (successor) was 39.7% on a standalone basis and does not represent SUPERVALU’s consolidated effective tax rate. The effective tax rate from continuing operations was 29.5% for the 13 weeks ended August 4, 2005 (predecessor), which reflects a $14 reduction of previously recorded tax accruals based on a change in estimate of the ultimate resolution of prior year tax issues with the Internal Revenue Service.

NOTE 9 – STOCK OPTIONS AND STOCK UNIT AWARDS

Prior to the Acquisition, Albertsons maintained a stock-based incentive plan for certain employees and members of the Board of Directors.

Acceleration of Vesting of Stock Options and Restricted Stock Units

In accordance with the change-in-control provisions of the Albertsons’ stock-based incentive plans, all outstanding, unvested stock options and restricted stock units immediately vested at the time of the Acquisition, other than approximately 366 thousand restricted stock units.

Cash Settlement of Stock Options and Restricted Stock Units

As of the Acquisition Date, Albertsons had approximately 31 million stock options and 7 million restricted stock units outstanding. In accordance with the Acquisition agreement, SUPERVALU agreed to settle all of the Albertsons stock options held by Albertsons’ employees who did not become employees of the Company. SUPERVALU also agreed to settle all of the Albertsons fully vested restricted stock units in cash or a combination of cash and SUPERVALU common stock, other than 366 thousand restricted stock units assumed by SUPERVALU.

Stock Options and Restricted Stock Units Assumed by SUPERVALU

In accordance with the Acquisition agreement, SUPERVALU assumed the stock options and approximately 366 thousand restricted stock units of the Albertsons employees who became SUPERVALU employees. Those stock options became fully vested and were converted into the right to acquire a total of 22 million shares of SUPERVALU stock, using an exchange ratio based on the Acquisition Consideration.

Prior to February 3, 2006, Albertsons applied APB Opinion No. 25 and related interpretations in accounting for stock option and stock unit awards (“share-based awards”) made under its stock-based incentive plan and previous plans. Stock options granted under these plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant, and accordingly, no compensation expense was recognized. The fair value of stock units granted under these plans was determined based on the closing market price of Albertsons’ common stock on the grant date and this amount was recognized as compensation expense over the respective vesting periods of the awards.

Adoption of New Standard: Effective February 3, 2006, Albertsons adopted the provisions of SFAS No. 123(R) using the modified-prospective transition method. Under this transition method, compensation expense recognized after the adoption included: 1) compensation expense for all share-based awards granted prior to, but not yet vested as of February 3, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and 2) compensation expense for all share-based awards granted on or after February 3, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). For share-based awards granted prior to February 3, 2006, compensation expense was recognized prior to the Acquisition using the accelerated amortization method. Upon the adoption of SFAS No. 123(R), Albertsons elected to begin recognizing compensation expense using the straight-line amortization method for share-based awards granted on or after February 3, 2006. In accordance with the modified-prospective transition method, results for prior periods have not been restated and all of Albertsons’ stock-based incentive plans were considered equity plans under SFAS No. 123(R). The effect of adopting SFAS No. 123(R) was an additional pretax expense of $7 recognized in Albertsons’ Condensed Consolidated Statement of Earnings for the combined 13 weeks ended June 1, 2006 (predecessor) and the four weeks ended March 2, 2006 (predecessor). Total stock compensation expense for this predecessor period was $17 and excludes expenses associated with the accelerated vesting of stock options and restricted stock units caused by the Acquisition described in Note 2 - Acquisition.

If the fair value-based accounting method was utilized for stock-based compensation, Albertsons’ pro forma net earnings for the prior year periods below would have been as follows:

	Predecessor
	13 weeks ended August 4, 2005	26 weeks ended August 4, 2005

Net Earnings as reported	$107	$207
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	5	8
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(14)	(22)

Pro Forma net Earnings	$98	$193

NOTE 10 – RELATED PARTY TRANSACTIONS

For the 13 weeks ended August 31, 2006 (successor), the Company transacted normal operating activity with its parent, SUPERVALU. There were no additional material related party transactions in the 13 weeks ended August 31, 2006. As of August 31, 2006, the Company had approximately $201 payable to its parent, SUPERVALU. SUPERVALU has approximately $413 of outstanding letters of credit, some of which relate to the Company’s operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions, except per share data)

Acquisition of the Company

On June 2, 2006, the shareholders of Albertson’s, Inc. (“Albertsons”) sold the operations of Albertsons to SUPERVALU INC. (“SUPERVALU”), CVS Corporation (“CVS”), and an investment group led by Cerberus Capital Management, L.P. (the “Cerberus Group”) through a series of agreements that provided for the following:

•	First, Albertsons became a subsidiary of New Albertsons.

•	Next, Albertsons was converted to a limited liability company (“Albertsons LLC”) and a series of reorganizations occurred. As a result of those reorganizations, New Albertsons held substantially all of the assets and liabilities of Albertsons’ core supermarket business (the “Core Business”). Albertsons LLC and its subsidiaries held substantially all of the assets of Albertsons’ historical standalone drug store business (the “Standalone Drug Business”) and non-core supermarket business (the “Non-Core Business”) and certain liabilities of Albertsons’ historical business.

•	Next, CVS purchased substantially all of the assets and assumed specified liabilities of the Standalone Drug Business.

•	The Cerberus Group then acquired the equity interests of Albertsons LLC.

•	Then, SUPERVALU acquired New Albertsons (the “Acquisition”).

Certain items, including the disposition of the Standalone Drug Business and Non-Core Businesses, accelerated stock compensation and severance costs, contingent advisor fees, transaction costs and related tax effects are not included in the predecessor or successor results because Albertsons was sold in its entirety by its shareholders to three separate buyers. These costs in the aggregate were approximately $71 pre-tax.

Results of Operations

The disposition of the Non-Core and Standalone Drug Businesses, in addition to certain other less significant factors, significantly impacted the comparability of the Company’s results of operations for the 13-week periods and year-to-date periods ended August 31, 2006 (successor) and August 4, 2005 (predecessor), as more fully described below. The Company believes presenting Albertsons as the predecessor company best reflects the nature of the disposition of Albertsons because Albertsons was sold in an integrated transaction to three separate buyers including SUPERVALU. All intercompany balances have been eliminated. We have therefore included a comparison to these predecessor financial statements in our discussion and analysis below.

13-Week Period Ended August 31, 2006

Sales were $6,266 for the 13 weeks ended August 31, 2006 (successor), a decrease from sales of $10,188 for the 13 weeks ended August 4, 2005 (predecessor). This decrease is primarily due to the disposition of the Non-Core and Standalone Drug Businesses as of June 2, 2006.

Identical store sales, excluding fuel sales, increased 0.3% for the 13 weeks ended August 31, 2006 (successor) compared to the 13 weeks ended September 1, 2005 (predecessor). Identical stores are defined as stores that have been in operation for both full periods, including store expansions.

During the 13 weeks ended August 31, 2006 (successor), the Company, through its divisions and subsidiaries, opened five retail stores, while closing 18 retail stores.

Gross profit, as a percent to sales, for the 13 weeks ended August 31, 2006 (successor) increased 183 basis points as compared to the 13 weeks ended August 4, 2005 (predecessor) primarily as a result of the disposition of the Non-Core Business, which had a lower gross profit margin than the Core Business, and due to reclassifications made among Cost of sales, Selling and administrative expenses and Interest expense in the Condensed Consolidated Statement of Earnings for the 13 weeks ended August 31, 2006 to conform to classifications used by the Company’s parent.

Selling and administrative expenses, as a percent to sales, increased to 25.6% for the 13 weeks ended August 31, 2006 (successor) as compared to 25.0% for the 13 weeks ended August 4, 2005 (predecessor). This increase was primarily due to reclassifications made among Cost of sales, Selling and administrative expense and Interest expense in the Condensed Consolidated Statement of Earnings for the 13 weeks ended August 31, 2006 to conform to classifications used by the Company’s parent.

As discussed in Note 2 – Acquisition, New Albertsons is a party to transition services agreements with the Cerberus Group and CVS under which New Albertsons receives payment for transition services provided. Selling and administrative expenses in the Condensed Consolidated Statement of Earnings for the 13 weeks ended August 31, 2006 (successor) include corporate administrative costs related to providing services under these agreements and are net of reimbursements received.

Net interest expense decreased to $118 for the 13 weeks ended August 31, 2006 (successor) as compared to $149 for the 13 weeks ended August 4, 2005 (predecessor). This decrease was primarily due to higher interest expense on tax-related items in the 13 weeks ended August 4, 2005 resulting from the resolution of tax matters with the Internal Revenue Service. Additionally, interest expense decreased due to a reduction in interest expense on capital leases, a reduction in commercial paper borrowings outstanding and a reclassification of bank fees to Selling and administrative expense in order to conform with the classification used by the Company’s parent. This decrease in interest expense was partially offset by an increase in interest expense resulting from the amortization of the debt discount recognized through the application of purchase accounting due to the Acquisition.

The Company’s effective tax rate from continuing operations for the 13 weeks ended August 31, 2006 (successor) was 39.7% as compared to 29.5% for the 13 weeks ended August 4, 2005 (predecessor). These rates reflect New Albertsons’ effective tax rates on a standalone basis and do not represent SUPERVALU’s consolidated effective tax rate. The effective tax rate for the 13 weeks ended August 4, 2005 reflects a $14 reduction of previously recorded tax accruals based on a change in estimate of the ultimate resolution of outstanding tax matters with the Internal Revenue Service.

Net earnings were $89 for the 13 weeks ended August 31, 2006 (successor) compared to $107 for the 13 weeks ended August 4, 2005 (predecessor).

26-Week Period Ended August 31, 2006

Sales for the 26 weeks ended August 31, 2006, which is comprised of 13 weeks ended August 31, 2006 (successor) and 13 weeks ended June 1, 2006 (predecessor), were $16,266, a decrease from sales of $20,181 for the 26 weeks ended August 4, 2005 (predecessor). This decrease was primarily due to the disposition of the Non-Core and Standalone Drug Businesses.

Identical store sales, excluding fuel sales, for the 26 weeks ended August 31, 2006, which is comprised of 13 weeks ended August 31, 2006 (successor) and 13 weeks ended June 1, 2006 (predecessor), decreased 0.1% compared to the 26 weeks ended September 1, 2005. Identical stores are defined as stores that have been in operation for both full periods, including store expansions.

Gross profit for the 26 weeks ended August 31, 2006, which is comprised of 13 weeks August 31, 2006 (successor) and 13 weeks ended June 1, 2006 (predecessor), as a percent to sales, increased 83 basis points as compared to the 26 weeks ended August 4, 2005 (predecessor) primarily as a result of the disposition of the Non-Core Business, which had a lower gross profit margin than the Core Business, and due to reclassifications made among Cost of Sales, Selling and administrative expenses and Interest expense in the Condensed Consolidated Earnings Statement for the 13 weeks ended August 31, 2006 to conform to classifications used by the Company’s parent.

Selling and administrative expenses for the 26 weeks ended August 31, 2006, which is comprised of 13 weeks ended August 31, 2006 (successor) and 13 weeks ended June 1, 2006 (predecessor), as a percent to sales, increased to 25.6% from 25.1% for the 26 weeks ended August 4, 2005 (predecessor). This increase was primarily due to an increase in legal reserves as a result of developments and changes in estimates relating to various pending litigated matters, reclassifications made among Cost of Sales, Selling and administrative expenses and Interest expense in the Condensed Consolidated Earnings Statement for the 13 weeks ended August 31, 2006 to conform to classifications used by the Company’s parent, partially offset by gains from pension plan curtailments and net gains on the sales of fixed assets in the 26 weeks ended August 31, 2006.

Net interest expense for the 26 weeks ended August 31, 2006, which is comprised of 13 weeks ended August 31, 2006 (successor) and 13 weeks ended June 1, 2006 (predecessor) was $232 compared to $281 for the 26 weeks ended August 4, 2005 (predecessor). This decrease was primarily due to higher interest expense on tax-related items in the 26 weeks ended August 4, 2005 resulting from the resolution of tax matters with the Internal Revenue Service. Additionally, interest expense decreased due to a reduction in interest expense on capital leases, lower debt balances resulting from the scheduled maturity of debt and reduction in commercial paper borrowings outstanding, a reclassification of bank fees to Selling and administrative expense in order to conform with the classification used by the Company’s parent and an increase in interest income resulting from larger investment balances outstanding for the 13 weeks ended June 1, 2006 (predecessor). The decrease in interest expense was partially offset by an increase in interest resulting from the amortization of the debt discount recognized through the application of purchase accounting due to the Acquisition.

Net earnings were $194 for the 26 weeks ended August 31, 2006, which is comprised of $89 for the 13 weeks ended August 31, 2006 (successor) and $105 for the 13 weeks ended June 1, 2006 (predecessor), compared to $207 for the 26 weeks ended August 4, 2005 (predecessor).

4-Week Period Ended March 2, 2006

Sales of $3,090 for the 4 weeks ended March 2, 2006 (predecessor) were flat compared with sales of $3,086 for the 4 weeks ended March 3, 2005 (predecessor).

Gross profit, as a percent to sales, for the 4 weeks ended March 2, 2006 (predecessor) increased 58 basis points as compared to the 4 weeks ended March 3, 2005 (predecessor). This increase reflects lower gross profit for the 4 weeks ended March 3, 2005 (predecessor) due to investments in pricing, promotion and advertising to drive sales growth and market share in an effort to recapture market share following the resolution of a labor dispute in Southern California.

Interest expense for the 4 weeks ended March 2, 2006 (predecessor) was lower compared to the 4 weeks ended March 3, 2005 (predecessor) as a result of higher invested cash balances.

Net earnings were $39 for the 4 weeks ended March 2, 2006 (predecessor) and $20 for the 4 weeks ended March 3, 2005 (predecessor).

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in the Albertsons’ 2005 Annual Report on Form 10-K for the fiscal year ended February 2, 2006, except for discounting self-insurance liabilities to conform to the accounting policy of the parent.

Liquidity and Capital Resources

Net cash provided by operating activities for the combined 13 weeks ended August 31, 2006 (successor) and the 13 weeks ended June 1, 2006 (predecessor) was $227 compared to net cash provided by operating activities of $645 for the 26 weeks ended August 4, 2005. This decrease was due primarily to the disposition of the Non-Core and Standalone Drug Businesses.

Net cash used in investing activities for the combined 13 weeks ended August 31, 2006 (successor) and the 13 weeks ended June 1, 2006 (predecessor) was $444 compared to net cash used in investing activities of $357 for the 26 weeks ended August 4, 2005. This increase was primarily due to the deposit of restricted cash that is contractually restricted for future payments related to change-in-control severance benefits and restricted stock units.

Net cash used in financing activities for the combined 13 weeks ended August 31, 2006 (successor) and the 13 weeks ended June 1, 2006 (predecessor) was $120 compared to net cash used in financing activities of $297 for the 26 weeks ended August 4, 2005. This decrease was primarily due to the repayment of long-term debt in the 26 weeks ended August 4, 2005.

The Albertsons revolving credit facilities totaling $1,400 as well as Albertsons’ commercial paper program were cancelled in June 2006. For a discussion of the Company’s continuing obligations under its mandatory convertible securities following the Acquisition see Note 6—Indebtedness.

In the 13 weeks ended August 31, 2006, Moody’s Investors Services, Inc. (“Moody’s”) lowered its senior unsecured debt ratings on the Company to “B2” from “Ba3” while its short-term debt ratings on the Company remained at “Not Prime.” On September 26, 2006, Moody’s raised their rating from “B2” to “B1.” Additionally, Standard & Poor’s lowered its senior unsecured debt ratings on the Company to “B” from “BBB-” and its short-term debt ratings to “Not Rated” from “A-3.” The Company is not subject to any credit rating downgrade triggers that would accelerate repayment of the Company’s debt portfolio.

Insurance Contingencies

The Company has outstanding workers’ compensation and general liability claims with a former insurance carrier that is experiencing financial difficulties. If the insurer fails to pay any covered claims that exceed deductible limits, creating “excess claims,” the Company may have the ability to present these excess claims to guarantee funds in certain states in which the claims originated. In the state where the Company faces the largest potential exposure, legislation was enacted that the Company believes increases the likelihood of state guarantee fund protection. The Company currently cannot estimate the amount of the covered claims in excess of deductible limits which will not be paid by the insurance carrier or otherwise. As of August 31, 2006, the insurance carrier continues to pay the Company’s claims. Based on information presently available to the Company, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Pension Plan / Health and Welfare Plan Contingencies

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily for defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. The Company contributed $27 to these plans in the 13 weeks ended August 31, 2006 (successor) and Albertsons contributed $34 to these plans in the 13-week periods ended June 1, 2006 (predecessor). Albertsons contributed $130 and $115 to these plans in the fiscal years 2006 and 2005, respectively. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are under-funded. Company contributions to these plans are likely to continue to increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, return on the assets held in the plans, actions taken by trustees who manage the plans and the potential payment of a withdrawal liability if the Company chooses to exit a market or another employer withdraws from a plan without provision for their share of pension liability. Many recently completed labor negotiations have positively affected the Company’s future contributions to these plans.

The Company also makes payments to multi-employer health and welfare plans in amounts representing mandatory contributions which are based on reserve requirements set forth in the related collective bargaining agreements. Some of the collective bargaining agreements up for renewal in the next several years contain reserve requirements that may trigger unanticipated contributions resulting in increased health care expenses. If these health care provisions cannot be renegotiated in a manner that reduces the prospective health care cost as the Company intends, the Company’s Selling and administrative expenses could increase, possibly significantly, in the future.

Commitments, Contingencies and Off-Balance Sheet Arrangements

The Company is contingently liable for leases that have been assigned to various third parties in connection with facility closings and dispositions. The Company could be required to satisfy the obligations under the leases if any of the assignees are unable to fulfill their lease obligations. Due to the wide distribution of the Company’s assignments among third parties, and various other remedies available, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote.

The Company is a party to various legal proceedings arising from the normal course of business as described in Part II—Other Information, Item 1, under the caption “Legal Proceedings” and in Note 7 - Contingencies, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s consolidated financial position.

The Company is a party to a variety of contractual agreements under which the Company may be obligated to indemnify the other party for certain matters, which indemnities may be secured by operation of law or otherwise, in the ordinary course of business. These contracts primarily relate to the Company’s commercial contracts, operating leases and other real estate contracts, financial agreements, agreements to provide services to the Company, and agreements to indemnify officers, directors and employees in the performance of their work. While the Company’s aggregate indemnification obligation could result in a material liability, the Company is aware of no current matter that it expects to result in a material liability.

The following table represents the Company’s significant contractual obligations and off-balance sheet arrangements at August 31, 2006.

		Payments Due By Fiscal Year
	Total	2007	2008 - 2009	2010 - 2011	Thereafter
Contractual Obligations & Off-Balance Sheet Arrangements:
Debt (1)	$5,195	$20	$72	$2,553	$2,550
Operating Leases	3,182	132	489	440	2,121
Interest on Long-Term Debt (2)	4,498	199	718	592	2,989
Capital Leases	1,616	47	190	190	1,189
Benefit Obligations	464	224	48	27	165
Construction Commitments	43	23	20	—	—
Deferred Income Taxes	1,107	110	236	255	506
Purchase Obligations (3)	2,947	995	1,527	425	—
Self-Insurance Obligations	836	118	376	169	173
Other Long-Term Liabilities	27	1	2	3	21

Total contractual cash obligations	$19,915	$1,869	$3,678	$4,654	$9,714

(1)	The Company has medium-term notes and debentures that contain put options that would require the Company to repay borrowed amounts prior to maturity. Medium-term notes of $30 and $48 mature in July 2027 and April 2028, respectively, and have put options exercisable in July 2007 and April 2008, respectively. Debentures in the amount of $210 mature in May 2037 and have put options exercisable in May 2009. For the purpose of the table above, payments of these obligations are assumed to occur at maturity.
(2)	Amounts include contractual interest payments applicable to the Company’s debt instruments as well as accreted interest related to the fair value adjustments recognized through purchase accounting.
(3)	In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These supply contracts typically include either a volume commitment of a fixed expiration date, termination provisions and other standard contractual considerations. The supply contracts that are cancelable have not been included above.

The Company had no outstanding letters of credit as of August 31, 2006. The Company’s parent, SUPERVALU has approximately $413 of outstanding letters of credit at August 31, 2006, some of which relate to the Company’s operations.

New and Recently Adopted Accounting Standards

In December 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) addresses the accounting for share-based payments, including grants of employee stock options. Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in their consolidated statements of earnings. SFAS No. 123(R) and related FASB Staff Positions became effective for the Company on February 3, 2006. The adoption of SFAS No. 123(R) and its effects are described in Note 9 - Stock Options and Stock Unit Awards.

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 became effective for the Company on February 3, 2006 and did not have a material effect on the Company’s condensed consolidated financial statements.

In December 2004 the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 became effective for the Company on February 3, 2006 and did not have a material effect on the Company’s condensed consolidated financial statements.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or unless a pronouncement includes alternative transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of a correction of an error and a change in accounting estimate. SFAS No. 154 became effective for the Company on February 3, 2006 and did not have a material effect on the Company’s condensed consolidated financial statements.

In June 2006 the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision. The Company’s accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 in the first fiscal quarter of 2007 did not result in a change to the Company’s accounting policy and, accordingly, did not have a material effect on the Company’s condensed consolidated financial statements.

In July 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. FIN 48 is effective for the Company’s fiscal year beginning February 23, 2007, with early adoption permitted. The Company is in the process of evaluating FIN 48.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company’s fiscal year beginning February 22, 2008, with early adoption permitted. The Company is in the process of evaluating SFAS No. 157.

In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for the Company’s fiscal year ending February 22, 2007. The Company is in the process of evaluating SFAS No. 158.

In September 2006 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending February 22, 2007, with early application encouraged. The Company is in the process of evaluating SAB 108.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE SECURITIES LITIGATION REFORM ACT

Any statements contained in this report regarding the outlook for our businesses and their respective markets, such as projections of future performance, statements of our plans and objectives, forecasts of market trends and other matters, are forward-looking statements based on our assumptions and beliefs. Such statements may be identified by such words or phrases as “will likely result,” “are expected to,” “will continue,” “outlook,” “will benefit,” “is anticipated,” “estimate,” “project,” “management believes” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

Certain factors could cause our future results to differ materially from those expressed or implied in any forward-looking statements contained in this report. These factors include the factors discussed in Part II, Item 1A of this Form 10-Q, under the heading “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

Economic and Industry Conditions

•	Adverse changes in economic conditions that affect consumer spending or buying habits

•	Food price inflation or deflation

•	Increases in energy costs and commodity prices, which could impact consumer spending and buying habits and the cost of doing business

•	The availability of favorable trade terms

•	Changes in interest rates

Competitive Practices

•	Competition from other food and/or drug retail chains, supercenters, non-traditional competitors and emerging alternative formats in our retail markets

•	The impact of consolidation in the retail food and drug industry

•	Changes in demographics or consumer preferences that affect consumer spending habits

Security and Food and Drug Safety

•	Business disruptions or losses resulting from wartime activities, acts or threats of terror, or other criminal activity directed at the food and drug industry, the transportation industry, or computer or communications systems

•	Other events that give rise to actual or potential food contamination, drug contamination or food-borne illness

Labor Relations and Employee Benefit Costs

•	Potential work disruptions resulting from labor disputes

•	Increased operating costs resulting from rising employee benefit costs or pension funding obligations

•	The ability to hire, train or retain employees

Expansion and Acquisitions

•	The adequacy of our capital resources for future acquisitions, the expansion of existing operations or improvements to facilities

•	Our ability to locate suitable store sites, negotiate acceptable purchase or lease terms, and build or expand facilities in a manner that achieves appropriate returns on our capital investment

•	Our ability to make acquisitions at acceptable rates of return, assimilate acquired operations and integrate the personnel of the acquired business

Liquidity

•	Additional funding requirements to meet anticipated capital needs

•	The availability of favorable credit terms

Legal and Administrative Proceedings, Regulatory and Accounting Matters

•	Unfavorable outcomes in litigation, governmental or administrative proceedings, or other disputes

•	Changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of our businesses

•	Changes in accounting standards that impact our financial statements

Operating Conditions

•	Changes in our business plans, operations, results and prospects

•	Potential delays in the development, construction or start-up of planned projects

•	Difficulties in developing, maintaining or upgrading information technology systems

•	The outcome of negotiations with partners, governments, suppliers, unions, or customers

•	Property damage or business disruption resulting from severe weather conditions and natural disasters that affect the Company, its customers or suppliers

Combination of New Albertsons and Related Obligations

•	The allocation of time and expense to the combination of certain operations of the Company with those of SUPERVALU

•	The ability to provide transition services to the purchasers of certain assets of Albertsons in a cost effective manner

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes regarding the Company’s market risk position from the information provided under the caption “Quantitative and Qualitative Disclosures About Market Risk” in the Albertsons’ 2005 Annual Report on Form 10-K for the fiscal year ended February 2, 2006.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of August 31, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business.

As previously discussed in the joint Quarterly Report on Form 10-Q of Albertsons and the Company for the 13 weeks ended May 4, 2006, in September 2000 an agreement was reached and court approval granted to settle ten purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho and which raised various issues including “off-the-clock” work allegations and allegations regarding certain salaried grocery managers’ exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a claims administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a claims administrator. The Company mailed notices of the settlement and claims forms to approximately 70,500 associates and former associates. Approximately 6,000 claim forms were returned, of which approximately 5,000 were deemed by the claims administrator to be incapable of valuation, presumed untimely, or both (the “Unvalued Claims”). The claims administrator was able to assign a value to approximately 1,080 claims although the value of many of those claims is still subject to challenge by either party. Two other claims processes occurred during 2004. First, there was a supplemental mailing and in-store posting directed toward a narrow subset of current and former associates. This process resulted in approximately 260 individuals submitting claims documents. Second, in response to the Court’s instruction to plaintiffs’ counsel to submit supplemental and/or corrected information for the Unvalued Claims, plaintiffs’ counsel submitted such information for approximately 4,700 of the Unvalued Claims in 2005.

The claims administrator has been assigning values to claims as a result of the 2004 claims process. The value of these claims will likewise be subject to challenge by either party. The Company raised certain challenges to the claims process, including the supplemental information submitted by plaintiffs’ Counsel in 2005, and valuation protocols; on January 4, 2006, the court ruled in part in the Company’s favor and directed the claims administrator to value the claims disregarding certain information. On May 17, 2006, the Court confirmed its prior ruling of January 2006, and on August 30, 2006, the Court issued a ruling on the timeliness of certain claims, ruling that some claims previously considered untimely were to be deemed timely and others were untimely. The claims administrator is in the process of completing its assigning of values to claims based on these new rulings, and has provided the parties with additional reports which the parties are reviewing. The Company is presently unable to determine the amounts that it may ultimately be required to pay with respect to all claims properly submitted. Based on the information presently available to the Company, management does not expect that the satisfaction of valid claims submitted pursuant to the settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

As previously discussed in the joint Quarterly Report on Form 10-Q of Albertsons and the Company for the 13 weeks ended May 4, 2006, on January 24, 2006, a putative class action complaint was filed in the Fourth Judicial District of the State of Idaho in and for the County of Ada, naming Albertsons and its directors as defendants. The action (Christopher Carmona v. Henry Bryant et al., No. CV-OC-0601251), which was removed to the United States

District Court for the District of Idaho and subsequently remanded to Idaho state court, challenges the agreements entered into in connection with the series of transactions facilitating the sale of Albertsons to SUPERVALU, CVS and the Cerberus Group (the “Transactions”). Specifically, the complaint alleges that Albertsons and its directors violated applicable law by directly breaching and/or aiding the other defendants’ breaches of their fiduciary duties, including by failing to value Albertsons properly and by ignoring conflicts of interest. Among other things, the complaint seeks preliminary and permanent injunctive relief to enjoin the completion of the Transactions and rescission of the Transactions to the extent implemented. On May 18, 2006, the defendants entered into a memorandum of understanding for a full settlement with the plaintiff. In connection with executing the memorandum of understanding, which remains subject to definitive documentation and the approval of the Court, Albertsons filed a Form 8-K with the Securities and Exchange Commission in which it made disclosure of additional details of the circumstances and events leading up to the Company’s entry into the sale and related transactions that are the subject of the legal action. In addition, Albertsons agreed, subject to Court approval, to pay certain fees and expenses of plaintiff’s counsel. On August 17, 2006, over the objection of a former shareholder who sought but was refused status as an intervenor, the Court preliminarily approved the Carmona settlement; certified a no-opt-out settlement class consisting of all former Albertsons shareholders and their successors in interest, assigns and transferees who held Albertsons shares at any time between September 2, 2005 through June 2, 2006 excluding the Defendants and their immediate families; appointed Christopher Carmona as the representative for the settlement class; set a schedule for final approval of the settlement; and approved notices to be published and sent to the former shareholders advising them of the schedule and an opportunity to object to the settlement. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company is also involved in routine legal proceedings incidental to its operations. Some of these routine proceedings involve class allegations, many of which are ultimately dismissed. Management does not expect that the ultimate resolution of these legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The statements above reflect management’s current expectations based on the information presently available to the Company. However, predicting the outcomes of claims and litigation and estimating related costs and exposures involves substantial uncertainties that could cause actual outcomes, costs and exposures to vary materially from current expectations. In addition, the Company regularly monitors its exposure to the loss contingencies associated with these matters and may from time to time change its predictions with respect to outcomes and its estimates with respect to related costs and exposures. It is possible that material differences in actual outcomes, costs and exposures relative to current predictions and estimates, or material changes in such predictions or estimates, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Various risks and uncertainties could affect our business. Any of the risks described below or elsewhere in this report or our other SEC filings could have a material impact on our business, financial condition or results of operations. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we believe to be immaterial may also impair our business operations. Therefore, the following is not intended to be a complete discussion of all potential risks or uncertainties.

General economic conditions affecting the retail food and drug industry may affect our business.

The retail food and drug industry is sensitive to a number of economic conditions that may affect our businesses such as: (i) food and drug price inflation or deflation, (ii) softness in national and local economies, (iii) increases in energy costs and commodity prices, (iv) changes in interest rates, (v) the availability of favorable credit and trade terms, and (vi) other economic conditions that may affect consumer spending or buying habits. Any one or more of these economic conditions can affect our retail sales, our operating costs and other aspects of our businesses.

Various operating factors may affect our business plans or costs of operations.

The operation of our businesses may be affected by a number of factors, such as: (i) changes in business plans, operations, results and prospects, (ii) potential delays in the development, construction or start-up of planned projects, (iii) labor relations, (iv) changes in operating conditions and costs, including fuel price increases, (v) the level of capital resources required for future acquisitions or operations, (vi) difficulties in developing, maintaining or upgrading information technology systems as needed, and (vii) the outcome of negotiations with governments, suppliers, unions, customers or others, any one or more of which can affect our operating costs, plans for the opening or remodeling of stores, acquisitions and other aspects of our businesses.

Unfavorable outcomes in legal, governmental or administrative proceedings or disputes, or unfavorable changes in government regulations or accounting standards may affect our businesses and operating results.

Unfavorable outcomes in litigation, governmental or administrative proceedings or other disputes may result in significant liability to the company and affect our profitability or impose restrictions on the manner in which we conduct our business. Our businesses are also subject to various federal, state and local laws and regulations with which we must comply. Our inability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with governmental regulations may affect our ability to open new stores or expand existing facilities, which could adversely impact our business operations and prospects. Changes in applicable laws and regulations that impose additional requirements or restrictions on the manner in which we operate our businesses could increase our operating costs. In addition, changes in accounting standards could impact our financial statements.

We face a high level of competition in the retail food and drug industry, which could adversely affect our financial performance.

The industries in which we compete are extremely competitive. Our retail food and drug business faces competition from regional and national chains operating under a variety of formats that devote square footage to selling food and pharmacy products (i.e. supercenters, supermarkets, extreme value stores, membership warehouse clubs, dollar stores, drug stores, convenience stores, various formats selling prepared foods, and other specialty and discount retailers), as well as from independent food store operators in the markets where we have retail operations.

The retail food and drug industry is subject to competitive practices that may affect: (i) the prices at which we are able to sell products at our retail locations, (ii) sales volume, (iii) changes in demographics and consumer preferences, and (iv) our ability to attract and retain customers. In addition, the nature and extent of consolidation in the retail food and drug industry could affect our competitive position.

Threats or potential threats to security or food or drug safety may adversely affect our business.

Wartime activities, threats of terror, acts of terror or other criminal activity directed at the food and drug industry, the transportation industry, or computer or communications systems, could increase security costs, adversely affect our operations, or impact consumer behavior and spending and customer orders. Other events that give rise to actual or potential food contamination, drug contamination, or food-borne illness could have an adverse effect on our operating results.

Severe weather and natural disasters can adversely impact the areas in which we conduct business.

Severe weather conditions such as hurricanes or tornadoes, as well as other natural disasters, could damage our properties, adversely impact the areas in which we conduct our business or the suppliers from whom we obtain products or otherwise cause disruptions to operations or affect our supply chain efficiencies.

Our failure to combine our business with the businesses of SUPERVALU INC. in a successful and timely manner could have a material adverse effect on our business, financial condition or results of operations.

On June 2, 2006, SUPERVALU INC. (“SUPERVALU”) acquired all of our equity interests (the “Business Combination”). We may not be able to realize the synergies, business opportunities and growth prospects anticipated in connection with that Business Combination. We may experience increased competition that limits our ability to expand our business, we may not be able to capitalize on expected business opportunities including retaining our current customers, assumptions underlying estimates of expected cost savings may be inaccurate or general industry and business conditions may deteriorate. In addition, combining certain operations of our company with certain operations of SUPERVALU will require significant efforts and expenses. Personnel have left and may continue to leave or be terminated because of the Business Combination. Our management may have its attention diverted while trying to combine certain operations of both companies. If these factors limit our ability to combine such operations successfully or on a timely basis, our expectations of future results of operations, including certain cost savings and synergies expected to result from the Business Combination, may not be met. If such difficulties are encountered or if such synergies, business opportunities and growth prospects are not realized, it could have a material adverse effect on our business, financial condition and results of operations.

The obligation to provide transition support services to the purchasers of the non-core supermarket and standalone drug operations of Albertson’s, Inc. could adversely affect our financial performance.

In connection with the Business Combination, we entered into Transition Services Agreements (“TSAs”) with the purchasers of the non-core supermarket business and standalone drug business of Albertson’s, Inc. Those agreements are structured to provide us payments from those purchasers to cover the historical costs of providing support services to those operations. There is no assurance that those payments will be sufficient to cover our costs of providing those services or that we will be able to reduce our costs as fast as those payments may decrease during the terms of the TSAs. Our management may have its attention diverted wile trying to provide the services required by the TSAs and the TSAs may otherwise limit our ability to achieve the synergies and other cost savings anticipated in the Business Combination. Disputes in connection with the TSAs could lead to reductions in the payments due to us under those agreements or unanticipated costs that could adversely affect our financial performance.

We have a lower debt coverage ratio as a result of the Business Combination, which will decrease our business flexibility and increase our borrowing costs.

As a result of the Business Combination, we have a significantly lower debt coverage ratio than before the Business Combination. The lower debt coverage ratio, as compared to that which has existed on a historical basis, will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our borrowing costs. Our debt no longer has an investment-grade rating.

Escalating costs of providing employee benefits and other labor relations issues may lead to labor disputes and disruption of our businesses.

Potential work disruptions from labor disputes may affect sales at our stores as well as our ability to distribute products. We contribute to various multiemployer healthcare and pension plans covering certain union-represented employees in both our retail and distribution operations. A significant number of our employees are subject to collective bargaining agreements, and a majority of those employees are participants in multiemployer pension plans. The costs of providing benefits through such plans have escalated rapidly in recent years. Based upon information available to us, we believe that certain of these multiemployer plans are underfunded. The decline in the value of assets supporting these plans, in addition to the high level of benefits generally provided, has led to the underfunding. As a result, contributions to these plans will continue to increase and the benefit levels and other issues will continue to create collective bargaining challenges, which could increase our costs and materially affect our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated January 22, 2006, by and among Albertson’s, Inc., New Aloha Corporation (n/k/a New Albertson’s, Inc.), New Diamond Sub, Inc., SUPERVALU INC., and Emerald Acquisition Sub, Inc. (incorporated herein by reference to Annex A of the Registration Statement on Form S-4 (Registration No. 333-132397-01) of SUPERVALU INC. and New Albertson’s, Inc., filed on April 28, 2006)

3.1	Amended and Restated Certificate of Incorporation of New Albertson’s, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on June 8, 2006)

3.2	By-Laws of New Albertson’s, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed on June 8, 2006)

4.1	Form of Corporate Unit (incorporated by reference to Exhibit 4.3 of the Registration Statement of Albertson’s, Inc. on Form S-3/A (Reg. No. 333-113995) filed on April 28, 2004)

4.2	Form of Treasury Unit (incorporated by reference to Exhibit 4.4 of the Registration Statement of Albertson’s, Inc. on Form S-3/A (Reg. No. 333-113995) filed on April 28, 2004)

4.3	Form of Senior Note (incorporated by reference to Exhibit 4.5 of the Registration Statement of Albertson’s, Inc. on Form S-3/A (Reg. No. 333-113995) filed on April 28, 2004)

4.4	Form of Supplemental Indenture (incorporated by reference to Exhibit 4.6 of the Registration Statement of Albertson’s, Inc. on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004)

4.5	Form of Purchase Contract Agreement (incorporated by reference to Exhibit 4.7 of the Registration Statement of Albertson’s, Inc. on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004)

4.6	Form of Remarketing Agreement (incorporated by reference to Exhibit 4.9 of the Registration Statement of Albertson’s, Inc. on Form S-3/A (Reg. No. 333-113995) filed with the SEC on April 28, 2004)

4.7	Form of Pledge Agreement (incorporated by reference to Exhibit 4.8 of the Registration Statement of Albertson’s, Inc. on Form S-3/A (Reg. No. 333-113995) filed on April 28, 2004)

4.8	Supplemental Indenture No. 2, among Albertsons LLC, New Albertson’s, Inc. and U.S. Bank Trust National Association, as successor trustee, supplementing that Indenture, dated as of May 1, 1992, as supplemented, between Albertson’s, Inc. and the trustee (incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K of SUPERVALU INC. filed on June 7, 2006)

4.9	First Supplement to the Purchase Contract Agreement, among Albertson’s, Inc., New Albertson’s, Inc. and U.S. Bank Trust National Association as purchase contract agent, supplementing that Purchase Contract Agreement, dated as of May 7, 2004, between Albertsons and U.S. Bank Trust National Association as purchase contract agent (incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-K of SUPERVALU INC. filed on June 7, 2006)

4.10	Second Supplement to the Purchase Contract Agreement, among Albertsons LLC, New Albertson’s, Inc. and U.S. Bank Trust National Association as purchase contract agent, supplementing that Purchase Contract Agreement, dated as of May 7, 2004, between Albertsons and U.S. Bank Trust National Association as purchase contract agent (incorporated by reference to Exhibit 4.11 to the Current Report on Form 8-K of SUPERVALU INC. filed on June 7, 2006)

4.11	Third Supplement to the Purchase Contract Agreement, among New Albertson’s, Inc., SUPERVALU INC. and U.S. Bank Trust National Association as purchase contract agent, supplementing that Purchase Contract Agreement, dated as of May 7, 2004, between Albertsons and U.S. Bank Trust National Association as purchase contract agent (incorporated by reference to Exhibit 4.12 to the Current Report on Form 8-K of SUPERVALU INC. filed on June 7, 2006)

4.12	First Supplement to the Pledge Agreement, among Albertsons LLC, New Albertsons, U.S. Bank Trust National Association as collateral agent, custodial agent, securities intermediaries, and purchase contract agent, supplementing that Pledge Agreement, dated as of May 7, 2004, between Albertsons and U.S. Bank Trust National Association as collateral agent, custodial agent, securities intermediaries, and purchase contract agent (incorporated by reference to Exhibit 4.13 to the Current Report on Form 8-K of SUPERVALU INC. filed on June 7, 2006)

4.13	Assignment and Assumption Agreement, among Albertsons LLC, New Albertsons, and Banc of America Securities LLC, as remarketing agent, relating to that Remarketing Agreement, dated as of May 7, 2004, among Albertsons, Banc of America Securities LLC, as remarketing agent, and U.S. Bank Trust National Association as purchase contract agent (incorporated by reference to Exhibit 4.14 to the Current Report on Form 8-K of SUPERVALU INC. filed on June 7, 2006)

10.1	Purchase and Separation Agreement, dated as of January 22, 2006, by and among Albertson’s, Inc., New Aloha Corporation (n/k/a New Albertson’s, Inc.), SUPERVALU INC. and AB Acquisition LLC (incorporated herein by reference to Exhibit 2.02 to the Current Report on Form 8-K of Albertson’s, Inc. (File No. 001-01687), filed on January 24, 2006)

10.2	First Amendment to Purchase and Separation Agreement, dated as of June 2, 2006, by and among Albertson’s, Inc., New Albertson’s, Inc., SUPERVALU INC., and AB Acquisition LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of SUPERVALU INC. filed on June 7, 2006)

10.3	Asset Purchase Agreement, dated as of January 22, 2006, by and among CVS Corporation, CVS Pharmacy, Inc., Albertson’s, Inc., SUPERVALU INC., New Aloha Corporation (n/k/a New Albertson’s, Inc.), and the other sellers listed on Annex A attached thereto (incorporated herein by reference to Exhibit 2.03 to the Current Report on Form 8-K of Albertson’s, Inc. (File No. 001-01687), filed on January 24, 2006)

10.4	Amendment, dated as of June 2, 2006, to the Asset Purchase Agreement, dated as of January 22, 2006, by and among CVS Corporation, CVS Pharmacy, Inc., Albertson’s, Inc., SUPERVALU INC., New Aloha Corporation (n/k/a New Albertson’s, Inc.), and the entities listed on Annex A attached thereto (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of SUPERVALU INC. filed on June 7, 2006)

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes Oxley-Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes Oxley-Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley-Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley-Act of 2002

99.1	Registration Statement on Form S-4 of SUPERVALU INC. and New Albertson’s, Inc. (Registration No. 333-132397), filed on March 14, 2006, as amended on April 19, 2006, and April 28, 2006 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Company filed on June 8, 2006)

99.2	Registration Statement on Form S-3 of Albertson’s, Inc. (Registration No. 333-113995) filed on April 28, 2004 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Company filed on June 8, 2006)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ALBERTSON’S, INC.
(Registrant)

Date: October 10, 2006	/s/ Pamela K. Knous
Pamela K. Knous Executive Vice President and Chief Financial Officer (principal financial and accounting officer)