Form 10-Q
period 2006-11-30
New Albertsons INC
filed 2007-01-09
CIK 1355833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (13 weeks) ended November 30, 2006.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 9, 2007, there were 100 shares of the issuer’s common stock outstanding.

NEW ALBERTSON’S, INC.

(a wholly owned subsidiary of SUPERVALU INC.)

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the 13 weeks ended November 30, 2006 and November 3, 2005	3

	Condensed Consolidated Statements of Earnings for the 26 weeks ended November 30, 2006, 13 weeks ended June 1, 2006, 4 weeks ended March 2, 2006 and 39 weeks ended November 3, 2005	4

	Condensed Consolidated Balance Sheets as of November 30, 2006 and February 2, 2006	5

	Condensed Consolidated Statements of Cash Flows for the 26 weeks ended November 30, 2006, 13 weeks ended June 1, 2006, 4 weeks ended March 2, 2006 and 39 weeks ended November 3, 2005	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION	31

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEW ALBERTSON’S, INC.

(a wholly owned subsidiary of SUPERVALU INC.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In millions)

(Unaudited)

	Successor	Predecessor
	13 weeks ended
	November 30, 2006	November 3, 2005
Net sales	$6,131	$9,950
Cost of sales	4,308	7,152

Gross profit	1,823	2,798
Selling and administrative expenses	1,599	2,543

Operating earnings	224	255
Interest expense, net	114	123

Earnings from continuing operations before income taxes	110	132
Income tax expense	44	51

Net earnings from continuing operations	66	81
Loss from discontinued operations, net of tax benefit of $0 and $1, respectively	—	(4)

Net earnings	$66	$77

See Notes to Condensed Consolidated Financial Statements

NEW ALBERTSON’S, INC.

(a wholly owned subsidiary of SUPERVALU INC.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In millions)

(Unaudited)

	Successor	Predecessor
	26 Weeks Ended November 30, 2006	13 Weeks Ended June 1, 2006	4 Weeks Ended March 2, 2006	39 Weeks Ended November 3, 2005
Net sales	$12,397	$10,000	$3,090	$30,131
Cost of sales	8,703	7,169	2,203	21,667

Gross profit	3,694	2,831	887	8,464
Selling and administrative expenses	3,205	2,551	788	7,610

Operating earnings	489	280	99	854
Interest expense, net	232	114	40	404

Earnings from continuing operations before income taxes	257	166	59	450
Income tax expense	102	60	22	152

Net earnings from continuing operations	155	106	37	298
(Loss) earnings from discontinued operations, net of tax benefit (expense) of $0, $1, ($1), $6, respectively	—	(1)	2	(14)

Net earnings	$155	$105	$39	$284

See Notes to Condensed Consolidated Financial Statements

NEW ALBERTSON’S, INC.

(a wholly owned subsidiary of SUPERVALU INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and par value data)

	Successor	Predecessor
	November 30, 2006 (Unaudited)	February 2, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$172	$406
Receivables less allowance for doubtful accounts of $9 and $18, respectively	474	723
Inventories, net	2,013	3,036
Other current assets	357	190

Total Current Assets	3,016	4,355

Property, plant and equipment less accumulated depreciation and amortization of $283 and $8,110, respectively	6,779	9,903
Goodwill	4,266	2,269
Intangibles, net	2,578	844
Other assets	329	500

Total Assets	$16,968	$17,871

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$2,319	$2,946
Due to parent	1,234	—
Current maturities of long-term debt and capital lease obligations	81	51
Other current liabilities	656	883

Total Current Liabilities	4,290	3,880

Long-term debt and capital lease obligations	4,959	6,278
Deferred income taxes	1,005	160
Other long-term liabilities	1,491	1,846

Commitments and contingencies

Stockholder’s Equity:
Successor:
Common stock, $1.00 par value: authorized - 100 shares, issued – 100 shares	—
Capital in excess of par value	5,068
Retained earnings	155
Predecessor:
Preferred stock - $1.00 par value: authorized – 10 shares; designated – 3 shares of Series A Junior Participating; issued - none		—
Common stock, $1.00 par value; authorized - 1.2 billion shares; issued – 370 million shares		370
Capital in excess of par value		122
Accumulated other comprehensive loss		(83)
Retained earnings		5,298

Total Stockholder’s Equity	5,223	5,707

Total Liabilities and Stockholder’s Equity	$16,968	$17,871

See Notes to Condensed Consolidated Financial Statements

NEW ALBERTSON’S, INC.

(a wholly owned subsidiary of SUPERVALU INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Successor	Predecessor
	26 Weeks Ended November 30, 2006	13 Weeks Ended June 1, 2006	4 Weeks Ended March 2, 2006	39 Weeks Ended November 3, 2005
Cash flows from operating activities
Net earnings	$155	$105	$39	$284
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	421	286	90	862
LIFO charge	6	4	2	9
Gain on sale of assets	—	(23)	—	(35)
Deferred income taxes	(107)	(16)	(51)	(88)
Stock-based compensation	1	18	—	21
Changes in assets and liabilities	(498)	(77)	253	(118)
Other adjustments, net	(8)	(42)	(1)	27

Net cash (used in) provided by operating activities	(30)	255	332	962

Cash flows from investing activities
Proceeds from sale of assets	29	63	6	171
Purchase of property, plant and equipment	(347)	(183)	(44)	(637)
Refund/Refundable deposit for tax-related liabilities	35	—	—	(81)
Deposit/withdrawal of cash restricted due to the sale of Albertsons	66	(252)	—	—
Other	7	1	—	—

Net cash used in investing activities	(210)	(371)	(38)	(547)

Cash flows from financing activities
Net due to parent activity	1,271	—	—	—
Settlement of Standalone Drug Business payables	(299)	—	—	—
Proceeds from issuance of long-term debt, net	—	—	—	9
Repayment of long-term debt	(862)	(20)	—	(213)
Reduction of obligations under capital leases	(9)	—	—	(16)
Net proceeds from the sale of common stock under option plan	—	25	15	9
Dividends paid	—	(70)	(70)	(210)
Net commercial paper activity	—	—	—	(12)

Net cash provided by (used in) financing activities	101	(65)	(55)	(433)

Net (decrease) increase in cash and cash equivalents	(139)	(181)	239	(18)
Cash and cash equivalents at beginning of period	311	645	406	273

Cash and cash equivalents at the end of period	$172	$464	$645	$255

See Notes to Condensed Consolidated Financial Statements

NEW ALBERTSON’S, INC.

(a wholly owned subsidiary of SUPERVALU INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, shares, stock options and restricted stock units in millions, except per share data)

(Unaudited)

NOTE 1 – THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Business Description and Basis of Presentation

New Albertson’s, Inc. (“New Albertsons” or the “Company” and formerly, New Aloha Corporation) was incorporated on December 20, 2005 under the laws of the State of Delaware. On June 2, 2006 (the “Acquisition Date”), through a series of transactions, New Albertsons was acquired by SUPERVALU INC. (“SUPERVALU”) and became a wholly owned subsidiary of SUPERVALU (the “Acquisition”). New Albertsons is comprised of the core supermarket business (the “Core Business”) formerly owned by Albertson’s, Inc. (“Albertsons”) operating under the banners of Acme Markets, Bristol Farms, Jewel-Osco, Shaw’s Supermarkets, Star Markets, the Albertson’s banner in the Intermountain, Northwest and Southern California regions, the related in-store pharmacies under the Osco and Sav-On banners, 10 distribution centers, certain regional offices and certain corporate offices in Boise, Idaho; Glendale, Arizona and Salt Lake City, Utah.

The successor unaudited condensed consolidated financial statements presented herein include the results of operations, financial position and cash flows of New Albertsons and its subsidiaries subsequent to the Acquisition Date. The predecessor unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of Albertsons and its subsidiaries prior to the Acquisition Date. The Company believes presenting Albertsons as the predecessor best reflects the nature of the sale of Albertsons as Albertsons was sold in an integrated transaction to three separate buyers, including SUPERVALU. All intercompany balances have been eliminated. The predecessor condensed consolidated financial statements include certain operations of Albertsons that were acquired by third parties (see Note 2 – Acquisition).

As of the close of the third quarter ended November 30, 2006, the Company conducted its retail operations through 1,088 stores including 728 combination stores (defined as food and drug) and 360 food stores. Retail operations are supported by 10 major Company distribution operations, strategically located in the Company’s operating markets.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of New Albertsons (successor) and Albertsons (predecessor) include all adjustments necessary to present fairly, in all material respects, the results of operations of New Albertsons (successor) and Albertsons (predecessor) for the periods presented. These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Albertsons’ 2005 Annual Report on Form 10-K for the fiscal year ended February 2, 2006 filed with the Securities and Exchange Commission. The results of operations for the 13 and 26 weeks ended November 30, 2006 are not necessarily indicative of results for a full year.

The Condensed Consolidated Balance Sheet of Albertsons as of February 2, 2006 has been derived from the audited consolidated balance sheet as of that date.

Change in Fiscal Year

As a result of the Acquisition, the Company adopted a change in fiscal year-end from the Thursday nearest to January 31 to the Thursday before the last Saturday in February. The Company’s new fiscal year 2007 began on March 3, 2006. For fiscal 2007, the first, second and third quarters will consist of 13 weeks of operating results and the fourth quarter will consist of 12 weeks of operating results for a total of 51 weeks. Beginning in fiscal 2008, the Company’s first quarter will consist of 16 weeks of operating results while the second, third and fourth quarters each will consist of 12 weeks of operating results for a total of 52 weeks. The primary purpose of this change is to better match the financial reporting schedule of the Company’s parent, SUPERVALU. As a result of this change, the Company has a four-week transition period ended March 2, 2006.

Condensed comparative unaudited financial information for the four-week transition period ended March 2, 2006 and the comparable period of the prior year is presented below.

	Predecessor
	4 Weeks Ended March 2, 2006	4 Weeks Ended March 3, 2005
Net sales	$3,090	$3,086

Gross profit	887	868

Earnings from continuing operations before income taxes	59	31
Income tax expense	22	12

Earnings from continuing operations	37	19
Earnings from discontinued operations net of tax expense of $1 and $0, respectively	2	1

Net earnings	$39	$20

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions. Some of these estimates require difficult, subjective or complex judgments about matters that are inherently uncertain. As a result, actual results could differ from these estimates. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in a net cash book overdraft position, which occurs when total outstanding issued checks exceed available cash balances at a single financial institution. The Company records its cash disbursement accounts with a net cash book overdraft position in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets, and the net change in cash book overdrafts in the Changes in assets and liabilities line item within the Cash flows from operating activities section of the Condensed Consolidated Statements of Cash Flows. At November 30, 2006 (successor) and February 2, 2006 (predecessor), the Company had net book overdrafts of $284 and $234, respectively.

Inventories

Net earnings reflect the application of the LIFO method of valuing certain inventories. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the year and the rate of inflation for the year. This determination resulted in pretax LIFO charges of $3 and $6 for the 13 and 26 week periods ended November 30, 2006 (successor), respectively, $4 for the 13 weeks ended June 1, 2006 (predecessor), and $2 for the 4 weeks ended March 2, 2006 (predecessor). For the 13 weeks ended November 3, 2005 (predecessor), the Company recognized a pretax LIFO charge of $6. For the 39 weeks ended November 3, 2005 (predecessor), the Company recognized a pretax LIFO charge of $19, which was offset by a pretax LIFO credit of $10 related to a prior-year LIFO reserve adjustment, for a net pretax LIFO charge of $9.

Comprehensive Income

Comprehensive income refers to net income plus certain other items that are recorded directly to Stockholder’s Equity. For the 13 and 26 weeks ended November 30, 2006 (successor), comprehensive income was $66 and $155, respectively, consisting of net earnings. For the 13 weeks ended June 1, 2006 (predecessor), comprehensive income was $147, consisting of net earnings and a change in the minimum pension liability of $69 ($42 net of tax). For the 13 and 39 weeks ended November 3, 2005 (predecessor), comprehensive income was $77 and $284, respectively, consisting of net earnings.

Conforming Accounting Policies and Reclassifications

As a result of the Acquisition, the Company conformed its accounting policy with its parent, SUPERVALU, to discount its self insurance liability. As of the Acquisition Date and November 30, 2006 the discount on the Company’s self insurance liability was $153 and $147, respectively. This discount is being amortized over the expected settlement period of the liability to Selling and administrative expenses in the Condensed Consolidated Statement of Earnings. Additionally, certain reclassifications have been made to the financial statements for the 13 and 26 weeks ended November 30, 2006 (successor) to conform to classifications used by the Company’s parent, SUPERVALU. Prior period financial statements (predecessor) have not been reclassified.

NOTE 2 – ACQUISITION

On June 2, 2006, the shareholders of Albertsons sold the operations of Albertsons to SUPERVALU, CVS Corporation (“CVS”), and an investment group led by Cerberus Capital Management, L.P. (the “Cerberus Group”) through a series of agreements that provided for the following:

•	First, Albertsons became a subsidiary of New Albertsons.

•	Next, Albertsons was converted to a limited liability company (“Albertsons LLC”) and a series of reorganizations occurred. As a result of those reorganizations, New Albertsons held substantially all of the assets and liabilities of Albertsons’ Core Business. Albertsons LLC and its subsidiaries held substantially all of the assets of Albertsons’ standalone drug store business (the “Standalone Drug Business”) and non-core supermarket business (the “Non-Core Business”) and certain liabilities of Albertsons’ historical business.

•	Next, CVS purchased substantially all of the assets and assumed specified liabilities of the Standalone Drug Business.

•	The Cerberus Group then acquired the equity interests of Albertsons LLC.

•	Then, SUPERVALU acquired New Albertsons.

Certain items, including the disposition of the Standalone Drug and Non-Core Businesses and other transaction-related items such as expenses associated with the accelerated vesting of employee benefit-related items, severance costs, contingent advisor fees, transaction costs and related tax effects are not included in the predecessor or successor results because Albertsons was sold in its entirety by its shareholders to three separate buyers in a single, integrated transaction. These costs in the aggregate were approximately $71 pre-tax.

The Albertsons purchase price consisted of a combination of SUPERVALU stock, debt assumption and cash comprised of:

Acquisition of approximately 372 shares of outstanding Albertsons common stock:
In cash	$7,572
In exchange for approximately 68.5 shares of SUPERVALU common stock	2,252
Debt assumed	6,119
Cash settlement of restricted stock unit and stock option awards	148
Stock options assumed	96
Direct costs of the acquisition	46

Total Albertsons purchase price	$16,233

The sale of the Standalone Drug Business to CVS and the sale of the Non-Core Business to the Cerberus Group generated $4,911 in cash that was combined with SUPERVALU’s relative portion of the purchase price of approximately $11,300 in cash and equity to complete the Albertsons acquisition.

Acquisition of New Albertsons Common Stock

Pursuant to the Acquisition agreement, each share of New Albertsons common stock was acquired for $20.35 in cash and 0.182 shares of SUPERVALU common stock (the “Acquisition Consideration”). The cash portion of the Acquisition Consideration was funded using $556 of SUPERVALU’s cash on hand, $135 of New Albertsons’ cash on hand, $1,970 of debt financing provided by new credit facilities (see Note 6 – Indebtedness), and the cash proceeds of $4,911 from the simultaneous sale of the Standalone Drug and Non-Core Businesses historically operated by Albertsons. The fair value of SUPERVALU common stock issued was $32.73 per share, which represented the average closing price of the Company’s common stock beginning two days before and ending two days after the January 23, 2006 announcement date of the Acquisition.

Transition Services Agreement

In connection with the purchase of Albertsons LLC by the Cerberus Group, the Company entered into a transition services agreement. The transition services agreement provides for a two-year term and fixed payments to the Company of $155 in the aggregate in the first year and $135 in the aggregate in the second year and, in addition, quarterly variable payments of $8.75 for a total of $35 of variable payments per year. During the second quarter of fiscal 2007 the fixed payments provided for under the transition services agreement were modified to reflect the transfer of certain personnel from the Company to Albertsons LLC. The transfer of personnel resulted in a reduction in Company-incurred expense and transition services agreement fixed payments of approximately $10.6 in year one and $10.6 in year two. After the initial quarter of the transition services agreement, the quarterly variable payments may be reduced by $0.4375 for each increment of 35 stores that will no longer be supported under the terms of the agreement. Based on stores that are closed as of November 30, 2006, the future quarterly variable payment amount is $7.4. Albertsons LLC is required to provide the Company with 60 days advance notice of stores that will no longer be supported under the transition services agreement, during which time the Company intends to reduce the support infrastructure and related costs.

Cash Settlement of Stock Options and Restricted Stock Units

As of the Acquisition Date, Albertsons had approximately 31 stock options and 7 restricted stock units outstanding. As a result of the Acquisition, all outstanding awards fully vested other than approximately 0.4 restricted stock unit awards. In accordance with the Acquisition agreement, SUPERVALU agreed to settle all of the Albertsons stock options held by Albertsons employees who did not become employees of the Company. SUPERVALU also agreed to settle all of the Albertsons fully vested restricted stock units in cash or a combination of cash and SUPERVALU common stock. Included in Other current assets in the Condensed Consolidated Balance Sheet as of November 30, 2006 is $186 of short-term investments that are contractually restricted for future payments related to change-in-control severance benefits and restricted stock units.

Stock Options and Restricted Stock Units Assumed by SUPERVALU

In accordance with the Acquisition agreement, SUPERVALU assumed the obligation of stock options and approximately 0.4 restricted stock units of the Albertsons employees who became SUPERVALU employees. The stock options became fully vested and were converted into the right to acquire a total of 22 shares of SUPERVALU stock, using an exchange ratio based on the Acquisition Consideration.

Direct Costs of the Acquisition

Direct costs of the Acquisition include investment banking fees, legal and accounting fees and other external costs directly related to the Acquisition.

Preliminary Purchase Price Allocation

The Acquisition was accounted for under the purchase method of accounting with SUPERVALU as the acquirer in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). As a result, SUPERVALU applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of New Albertsons. SUPERVALU has pushed down its purchase accounting estimated fair values of the assets acquired and liabilities assumed as of the Acquisition Date to the Company. The following summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed at the Acquisition Date. These preliminary purchase price allocations are estimates as of November 30, 2006 based on a combination of third-party valuations and internal analyses and will be further adjusted during the allocation period as defined in SFAS No. 141. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of long-lived assets, inventories, intangible assets, capital and operating lease obligations, income taxes and deferred income taxes, and residual goodwill. Additionally, the Company is in process of gathering data and making assessments in other areas that could have an impact on the final purchase price allocation. The valuations are preliminary due to the size and timing of the Acquisition.

Preliminary Purchase Price Allocation
Current assets	$3,315
Property, plant and equipment	6,882
Goodwill	4,266
Intangibles	2,610
Other assets	408

Total assets acquired	17,481

Current liabilities	3,911
Long-term debt	5,853
Deferred income taxes	1,099
Other long-term liabilities	1,550

Total liabilities assumed	12,413

Net assets acquired	$5,068
Reconciliation to total purchase price for Albertsons:
Cash funding provided by New Albertsons	135
Cash proceeds from the sale of the Standalone Drug Business and Non-Core Business of Albertsons	4,911
Debt assumed	6,119

Total purchase price	$16,233

Preliminary values of intangible assets included the following:

	Preliminary Purchase Price Allocation	Weighted Average Useful Lives (Years)
Non-amortizing:
Trade names	$1,822
Liquor licenses	11

Total non-amortizing	1,833

Amortizing:
Favorable operating leases	667	18
Customer loyalty programs	98	7
Customer lists and other	12	6

Total amortizing	777	17

Total	$2,610

The preliminary purchase price allocation to intangible assets is based on estimated fair values determined by internal analyses pending revision based on further fair valuation analyses to be performed by third-party valuation specialists. Amortizing intangible assets are amortized on a straight-line basis over their remaining expected useful lives of less than one to 37 years.

The estimated values of operating leases with unfavorable terms compared with current market conditions totaled $338. These leases have an estimated weighted average life of 19 years and are included in other liabilities.

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

In July 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. FIN 48 is effective for the Company’s fiscal year beginning February 23, 2007, with early adoption permitted. The Company is in the process of evaluating the impact of adopting FIN 48.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company’s fiscal year beginning February 22, 2008, with early adoption permitted. The Company is in the process of evaluating the impact of adopting SFAS No. 157.

In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the over funded or under funded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for the Company’s fiscal year ending February 22, 2007. The Company is in the process of evaluating the impact of adopting SFAS No. 158.

In September 2006 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Securities and Exchange Commission staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending February 22, 2007, with early application encouraged. The Company is in the process of evaluating the impact of adopting SAB 108.

NOTE 4 – RESERVE FOR CLOSED STORES

The Company has a process to review its asset portfolio to maximize returns on its invested capital. As a result of these reviews, in recent years the Company has closed and disposed of a number of properties. The Company recognizes lease liability accruals and impairment charges associated with these transactions.

The following table summarizes the accrual activity for future lease obligations related to closed stores:

Predecessor

	Balance February 2, 2006		Additions	Payments	Adjustments		Balance June 1, 2006
Closed Stores	$35		$1	$(7)	$1		$30	(1)

Successor

	Balance June 2, 2006		Additions	Payments	Adjustments		Balance November 30, 2006
Closed Stores (26 weeks)	$19	(1)	$—	$(7)	$56	(2)	$68

	Balance September 1, 2006		Additions	Payments	Adjustments		Balance November 30, 2006
Closed Stores (13 weeks)	$26		$—	$(4)	$46	(2)	$68

(1)	Amounts are different due to the disposition of the Non-Core and the Standalone Drug Businesses.
(2)	$54 and $44 of adjustments in this table, for the 26 and 13 weeks ended November 30, 2006, respectively, relate to the fair value of liabilities recognized in purchase accounting at the Acquisition Date for lease liabilities of stores for which management had a plan to close and which have been closed subsequent to the Acquisition.

The reserve balances are included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets.

NOTE 5 – EMPLOYEE BENEFIT PLANS

Net periodic benefit expense for defined benefit pension plans consisted of the following:

	Successor	Predecessor
	13 Weeks Ended
	November 30, 2006	November 3, 2005
Service cost	$2	$9
Interest cost	14	17
Expected return on assets	(15)	(18)
Amortization of prior service credit	—	(2)
Recognized net actuarial loss	—	6

Net periodic benefit expense	$1	$12

	Successor	Predecessor
	26 Weeks Ended Nov. 30, 2006	13 Weeks Ended June 1, 2006	4 Weeks Ended March 2, 2006	39 Weeks Ended Nov 3, 2005
Service cost	$7	$8	$3	$27
Interest cost	37	18	6	51
Expected return on assets	(41)	(19)	(7)	(53)
Amortization of prior service credit	—	(2)	—	(5)
Recognized net actuarial loss	—	2	1	17
Curtailment gain	—	(47)	—	—

Net periodic benefit expense (gain)	$3	$(40)	$3	$37

Net periodic benefit expense for other postretirement benefits was $0 for both the 13 weeks ended November 30, 2006 (successor) and the 13 weeks ended November 3, 2005 (predecessor). During the 13 weeks ended November 30, 2006, the Company contributed $1 to its defined benefit pension plans.

Net periodic benefit expense for other postretirement benefits was $1 for the 43 weeks ended November 30, 2006 (predecessor and successor) and there was a $1 expense for the 39 weeks ended November 3, 2005 (predecessor). During the 26 weeks ended November 30, 2006 (successor), the 13 weeks ended June 1, 2006 (predecessor), and the four weeks ended March 2, 2006 (predecessor), the Company contributed $2, $11 and $0, respectively, to its defined benefit pension plans. The Company has not yet reassessed contributions in light of the Pension Protection Act of 2006 signed into law on August 17, 2006.

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

The projected benefit obligation, fair value of plan assets and funded status for all of the Company-sponsored defined benefit pension plans and postretirement benefit plans were as follows:

	Defined Benefit Pension Plans	Postretirement Benefit Plans
Change in benefit obligation(1):
Benefit obligation at June 2, 2006 (successor)	$1,174	$27
Service cost	7	—
Interest cost	37	—
Benefits paid	(17)	(1)

Benefit obligation at November 30, 2006 (successor)	1,201	26

Change in plan assets:
Fair value of plan assets at June 2, 2006 (successor)	1,015	—
Return on plan assets	41	—
Employer contributions	2	1
Benefits paid	(17)	(1)

Fair value of plan assets at November 30, 2006 (successor)	1,041	—

Funded status	(160)	(26)

Net amount recognized at November 30, 2006 (successor)	$(160)	$(26)

(1)	For the defined benefit pension plans, the benefit obligation is the projected benefit obligation. For other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.

Weighted average assumptions used for the June 2, 2006 remeasurement of the defined benefit pension plans consisted of the following:

Weighted average assumptions used to determine benefit obligation:
Discount rate	6.3%
Rate of compensation increase	3.00-3.75
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	6.3
Rate of compensation increase	2.93-3.75
Expected long-term return on plan assets (1)	8.0

(1)	Expected long-term return on plan assets is estimated by asset class and is generally based on historical returns, volatilities and risk premiums. Based upon an individual plan’s asset allocation, composite return percentiles are developed upon which the plan’s expected long-term return is based.

The estimated future benefit payments to be paid from the Company’s defined benefit pension plans and other postretirement benefit plans, which reflect expected future service as appropriate, are expected to be paid as follows:

Fiscal Year	Pension Benefits	Other Postretirement Benefits
2007 (remaining)	$38	$1
2008	35	3
2009	38	3
2010	43	3
2011	46	3
Years 2012-2016	301	12

NOTE 6 – INDEBTEDNESS

In accordance with the application of the purchase method of accounting, SUPERVALU estimated the fair value of the debt assumed from New Albertsons as a result of the Acquisition. This resulted in an aggregate net discount related to the New Albertsons debt of $231 as of the Acquisition Date, which will be amortized to Interest expense using the effective interest method over the remaining terms of the respective debt instruments. This net debt discount was pushed down to New Albertsons and therefore the debt balances below are net of the discount or premium associated with each individual debt instrument. The stated interest rates are followed by the effective rates in parentheses resulting from the discounts and premiums due to purchase accounting fair value adjustments. Borrowings are unsecured unless indicated otherwise.

	Successor	Predecessor
	November 30, 2006	February 2, 2006
7.5% (7.49%) Notes due February 2011	$700	$700
Notes due 2007-2028, average interest rate of 6.68% (7.89%)	592	662
7.45% (8.73%) Debentures due August 2029	569	650
8.0% (8.86%) Debentures due May 2031	366	400
6.95% (6.71%) Notes due August 2009	352	350
8.35% (7.15%) Notes due May 2010	285	275
3.75% (7.4%) Senior Notes due May 2009	278	1,150
8.0% (8.46%) Debentures due June 2026	260	272
8.7% (8.97%) Debentures due May 2030	219	225
7.5% (5.44%) Debentures due May 2037	209	200
7.25% (7.53%) Notes due May 2013	197	200
7.75% (8.76%) Debentures due June 2026	181	200
7.9% (7.98%) Debentures due May 2017	95	95
Secured Mortgages and other Notes due 2006-2019, average interest rate of 8.61% (7.53%), secured by real estate with a book value of $61	38	67
Industrial revenue bonds, average interest rate of 6.4%	—	4

	4,341	5,450
Less current maturities	(61)	(28)

Long-term debt	$4,280	$5,422

Aggregate contractual maturities of debt (including purchase accounting fair value adjustments) as of November 30, 2006 were as follows:

Fiscal Year
2007 (remaining)	$2
2008	28
2009	61
2010	704
2011	996
Thereafter	2,550

Medium-term notes of $30 due July 2027 contain put options that would require the Company to repay the notes in July 2007 if the holders of the notes so elect by giving the Company 60-days notice. Medium-term notes of $48 due April 2028 contain put options that would require the Company to repay the notes in April 2008 if the holders of the notes so elect by giving the Company 60-days notice. The $209 of 7.5% debentures due in May 2037 contain put options that would require the Company to repay the notes in May 2009 if the holders of the notes so elect by giving the Company 60-days notice. The maturities above do not include potential accelerations due to put options.

The debt agreements contain various financial covenants including ratios for interest coverage and debt leverage as defined in the Company’s debt agreements. The Company was in compliance with the financial covenants under the debt agreements at November 30, 2006.

SUPERVALU Acquisition Debt

In order to finance the Acquisition, on June 1, 2006 SUPERVALU executed senior secured credit facilities in the amount of $4,000. These facilities have not been pushed down to the Company and are accordingly not recorded in the New Albertsons’ Condensed

Consolidated Balance Sheet. These facilities were provided by a group of lenders, and consisted of a $2,000 five-year revolving credit facility ($675 balance as of November 30, 2006), a $750 five-year Term Loan A ($731 balance as of November 30, 2006), and a $1,250 six-year Term Loan B ($1,244 balance as of November 30, 2006). Rates on the facilities are tied to LIBOR plus 0.50% to 2.00% with facility fees ranging from 0.10% to 0.50%, based on SUPERVALU’s credit ratings. The rates currently in effect, based on SUPERVALU’s current credit ratings, are LIBOR plus 1.50% (6.94% as of November 30, 2006) for Term Loan A, and LIBOR plus 1.75% (7.19% as of November 30, 2006) for the Term Loan B. All obligations under the senior secured credit facilities are guaranteed by New Albertsons and the other material subsidiaries of SUPERVALU. The obligations are also secured by a pledge of the equity interests in New Albertsons and the other material subsidiaries of SUPERVALU, such that the respective debt issued need not be equally and ratably secured.

Albertsons Revolving Credit Facilities and Commercial Paper Program

The Albertsons revolving credit facilities totaling $1,400 as well as Albertsons’ commercial paper program were cancelled in June 2006.

Mandatory Convertible Security Offering

In May 2004 Albertsons completed a public offering registered with the Securities and Exchange Commission of 40,000,000 of 7.25% mandatory convertible securities (“Corporate Units”), yielding net proceeds of $971. In June 2004 the underwriters purchased an additional 6,000,000 Corporate Units pursuant to an over-allotment option, yielding net proceeds of $146. As more fully described below, each Corporate Unit consists of a purchase contract and, initially, a 2.5 percent ownership interest in one of the Company’s senior notes with a principal amount of one thousand dollars, which corresponds to a twenty-five dollar principal amount of senior notes.

Upon consummation of the Acquisition the Corporate Units became the obligation of New Albertsons, which became a wholly owned subsidiary of SUPERVALU on June 2, 2006. Due to the Acquisition, ownership interests in the senior notes are now pledged to secure the Corporate Unit holders’ obligations to settle their purchase contracts at which time they will receive the Acquisition Consideration ($20.35 in cash and 0.182 shares of SUPERVALU common stock per share of Albertsons common stock subject to the settlement rate). The holders of the Corporate Units may elect to substitute the senior notes with zero-coupon U.S. treasury securities that mature on May 15, 2007 having a principal amount at maturity equal to the aggregate principal amount of the senior notes to secure the purchase contracts. The senior notes bear an annual interest rate of 3.75 percent.

Subsequent to consummation of the Acquisition, the holders of the Corporate Units had an option to settle their purchase contract obligations early at the settlement rate then in effect under the provisions of the Corporate Units. In connection with the Acquisition, twenty-nine thousand purchase contracts were settled early. As a result, SUPERVALU received $0.148 of net cash and issued approximately 0.005 shares of its common stock.

On October 23, 2006, SUPERVALU commenced an offer to purchase any and all of the outstanding Corporate Units at a purchase price in cash of $25.22 per Corporate Unit (the “Tender Offer”). The Tender Offer expired on November 20, 2006. As a result of the Tender Offer, 34,783,232 Corporate Units, or approximately 75.7 percent of the 45,970,800 issued and outstanding Corporate Units, were validly tendered and were accepted for purchase. SUPERVALU paid an aggregate of approximately $877 in cash to tendering holders in the Tender Offer. The Company recognized a gain on extinguishment of less than $1 in the 13 weeks ended November 30, 2006. The balance of the Corporate Units recorded as debt in the Condensed Consolidated Balance Sheet at November 30, 2006 was $278.

Subsequent to the repurchase of these Corporate Units, under the terms of the purchase contracts, SUPERVALU would be required to issue a minimum of 1.8 shares and a maximum of 2.2 shares of its common stock for the remaining Corporate Units. If the purchase contracts had been settled at November 30, 2006, SUPERVALU would have received approximately $65 of net cash and would have issued approximately 1.9 shares of its common stock. The holders of the Corporate Units have the option to settle their obligations under the purchase contracts at any time on or prior to the fifth business day immediately preceding the Purchase Contract Settlement Date. Upon settlement of each purchase contract, SUPERVALU will receive the stated amount of twenty-five dollars on the purchase contract and will issue the requisite amount of Acquisition Consideration.

In February 2007, the aggregate principal amount of the senior notes is required to be remarketed by the remarketing agent, which may result in a change in the interest rate and maturity date of the senior notes. If this remarketing is not successful there will be a subsequent remarketing in May 2007. Proceeds from a successful remarketing would be used to satisfy in full each Corporate Unit holder’s obligation to purchase SUPERVALU common stock under the related purchase contract.

As consideration for assuming the downside market risk without participating in all of the potential appreciation of the SUPERVALU’s common stock, the holders of the Corporate Units receive a quarterly purchase contract adjustment payment equal to 3.5 percent per annum of the stated value of the Corporate Units. As of November 30, 2006, the liability for the purchase contract adjustment payments was approximately $5, which represents the present value of the remaining purchase contract adjustment payments. As contract adjustment payments are made, this liability will be reduced, with a portion of the payments recognized as interest expense. Subsequent to a successful remarketing, the senior notes will remain outstanding and the Company will settle its obligations on the maturity date of the senior notes in February 2009 or at a later date if the maturity date is extended in connection with the remarketing of the senior notes under the terms of the Corporate Units. If the senior notes are not successfully remarketed, the holders will have the right to put their senior notes to the Company to satisfy their obligations under the purchase contracts.

Each purchase contract originally obligated the holder to purchase, and Albertsons to sell, at a purchase price of twenty-five dollars in cash, shares of Albertsons common stock on or before May 16, 2007 (the “Purchase Contract Settlement Date”). However, as a result of the Acquisition, rather than receiving Albertsons common stock the holders will receive what the Albertsons shareholders received as Acquisition Consideration, subject to the settlement rate. Generally, the number of shares each holder of the Corporate Units is obligated to purchase depends on the average closing price per share of the SUPERVALU’s common stock over a 20-day trading period ending on the third trading day immediately preceding the Purchase Contract Settlement Date (the “Trading Period”), subject to anti-dilution adjustments. Also, as a result of the Acquisition, the settlement rate was adjusted as follows:

(a) If SUPERVALU’s common stock price is greater than or equal to $46.54, the settlement rate will be $17.65 in cash plus 0.1579 shares of SUPERVALU common stock, per purchase contract settled. This is equivalent to the Acquisition Consideration multiplied by 0.8675 shares of Albertsons common stock, the settlement rate that, had the Acquisition not occurred, would have been applicable if the Albertsons common stock price was greater than or equal to $28.82.

(b) If SUPERVALU’s common stock price is greater than $14.89 but less than $46.54, the settlement rate will be an amount of cash and shares of SUPERVALU common stock in the ratio of $20.35 of cash for each 0.182 shares of SUPERVALU common stock, such that the amount of cash plus the value of the SUPERVALU common stock is equal to the $25.00 stated amount of the purchase contracts per purchase contract settled. This is equivalent to the Acquisition Consideration multiplied by the number of shares of Albertsons common stock with value equal to the $25.00 stated amount of the purchase contracts, the settlement rate that, had the Acquisition not occurred, would have been applicable if the Albertsons common stock price was greater than $23.06 and less than $28.82.

(c) If SUPERVALU’s common stock price is less than or equal to $14.89, the settlement rate will be $22.06 in cash plus 0.1973 shares of SUPERVALU common stock, per purchase contract settled. This is equivalent to the Acquisition Consideration multiplied by 1.0841 shares of Albertsons common stock, the settlement rate that, had the Acquisition not occurred, would have been applicable if the Albertsons common stock price was less than or equal to $23.06.

The remarketing agent is required to attempt to remarket the senior notes on behalf of the holders of the remaining Corporate Units in February 2007 (three months prior to the Purchase Contract Settlement Date in May 2007). If this initial remarketing is unsuccessful, the remarketing agent is required to attempt to remarket the senior notes again in May 2007 prior to the Purchase Contract Settlement Date in a final remarketing. If the initial remarketing is successful, the cash proceeds will be delivered to the collateral agent and will be used to purchase U.S. treasury securities maturing on or about the Purchase Contract Settlement Date that will serve as collateral for the obligations under the purchase contracts until the Purchase Contract Settlement Date. If the final remarketing is required and is successful, the cash proceeds will be delivered to the collateral agent and will serve as collateral for the obligations under the purchase contracts. In the case of any successful remarketing, the collateral agent will use the cash in the collateral account to settle the purchase contracts on the Purchase Contract Settlement Date on behalf of the holders of the Corporate Units. Upon settlement of the purchase contracts, SUPERVALU will receive approximately $280 and will issue the requisite amount of Acquisition Consideration (if the Purchase Contracts had been settled on November 30, 2006, this would have been approximately $215 in cash and approximately 1.9 shares of its common stock). The Company also will have an obligation to pay the principal amount of the senior notes of approximately $280 at the maturity date in February 2009 or at a later date if the maturity date is extended in connection with the remarketing of the senior notes under the terms of the Corporate Units.

If the senior notes are not successfully remarketed, SUPERVALU will not receive cash from the holders of the Corporate Units. Rather, the holders may elect to put the senior notes to SUPERVALU on the Purchase Contract Settlement Date to satisfy their obligations under the purchase contracts, and SUPERVALU will issue the requisite amount of Acquisition Consideration.

NOTE 7 – CONTINGENCIES

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s consolidated financial position. Reserves for pre-acquisition legal contingencies were established through purchase accounting. Certain changes to reserves related to pre-acquisition legal contingencies may be adjusted through purchase accounting for up to one year from the date of the Acquisition.

In September 2000 an agreement was reached and court approval granted to settle ten purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho and which raised various issues including “off-the-clock” work allegations and allegations regarding certain salaried grocery managers’ exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a claims administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a claims administrator. The value of these claims can be challenged by either party. The parties have agreed to resolve all outstanding claims subject to final approval by the Court, which held a hearing on December 29, 2006 and indicated that preliminary approval would be given to the settlement agreement. Notice will be sent to all class members prior to hearing for final approval which may occur as early as April 2007. Management believes that the settlement will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

On February 2, 2004 the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company, Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) claiming that certain provisions of the agreements (the “Labor Dispute Agreements”) between the Company, The Kroger Co. and Safeway Inc. (the “Retailers”), which provided for “lock-outs” in the event that any Retailer was struck at any or all of its Southern California facilities during the 2003-2004 labor dispute in Southern California when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute violate Section 1 of the Sherman Act. The lawsuit seeks declarative, injunctive and other legal and equitable relief. The Retailers’ motion for summary judgment was denied on May 26, 2005 and the Retailers’ appeal of that decision was dismissed on November 29, 2005. On December 7, 2006, the Attorney General’s motion for summary judgment was denied. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

On January 24, 2006 a putative class action complaint was filed in the Fourth Judicial District of the State of Idaho in and for the County of Ada, naming Albertsons and its directors as defendants. The action (Christopher Carmona v. Henry Bryant et al., No. CV-OC-0601251), which was removed to the United States District Court for the District of Idaho and subsequently remanded to Idaho state court, challenges the agreements entered into in connection with the series of transactions facilitating the sale of Albertsons to SUPERVALU, CVS and the Cerberus Group (the “Transactions”). Specifically, the complaint alleges that Albertsons and its directors violated applicable law by directly breaching and/or aiding the other defendants’ breaches of their fiduciary duties, including by failing to value Albertsons properly and by ignoring conflicts of interest. Among other things, the complaint seeks preliminary and permanent injunctive relief to enjoin the completion of the Transactions and rescission of the Transactions to the extent implemented. On May 18, 2006, the defendants entered into a memorandum of understanding for a full settlement with the plaintiff. In connection with executing the memorandum of understanding, which remains subject to the approval of the Court, Albertsons filed a Form 8-K with the Securities and Exchange Commission in which it made disclosure of additional details of the circumstances and events leading up to the Company’s entry into the sale and related transactions that are the subject of the legal action. In addition, Albertsons agreed, subject to Court approval, to pay certain fees and expenses of plaintiff’s counsel. On August 17, 2006, over the objection of a former shareholder who sought but was refused status as an intervenor, the Court preliminarily approved the Carmona settlement; certified a no-opt-out settlement class consisting of all former Albertsons shareholders and their successors in interest, assigns and transferees who held Albertsons shares at any time between September 2, 2005 through June 2, 2006 excluding the Defendants and their immediate families; appointed Christopher Carmona as the representative for the settlement class; set a schedule for final approval of the settlement; and approved notices to be published and sent to the former shareholders advising them of the schedule and an opportunity to object to the settlement. On December 13, 2006, the Court held a hearing for final approval of the settlement. After hearing argument from counsel and testimony on behalf of one shareholder, the Court took the matter under advisement. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Insurance Contingencies

The Company has outstanding workers’ compensation and general liability claims with a former insurance carrier that is experiencing financial difficulties. If the insurer fails to pay any covered claims that exceed deductible limits, creating “excess claims,” the Company may have the ability to present these excess claims to guarantee funds in certain states in which the claims originated. In the state where the Company faces the largest potential exposure, legislation was enacted that the Company believes increases the likelihood of state guarantee fund protection. The Company currently cannot estimate the amount of the covered claims in excess of deductible limits which will not be paid by the insurance carrier or otherwise. As of November 30, 2006, the insurance carrier continues to pay the Company’s claims. Based on information presently available to the Company, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Pension Plan / Health and Welfare Plan Contingencies

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily for defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are under-funded. Company contributions to these plans are likely to continue to increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, return on the assets held in the plans, actions taken by trustees who manage the plans and the potential payment of a withdrawal liability if the Company chooses to exit a market or another employer withdraws from a plan without provision for their share of the pension liability. Many recently completed labor negotiations have positively affected the Company’s future contributions to these plans.

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

NOTE 8 – INCOME TAXES

The Company’s effective tax rate from continuing operations for the 13 weeks ended November 30, 2006 (successor) was 39.7% on a standalone basis and does not represent SUPERVALU’s consolidated tax rate. The effective tax rate from continuing operations was 38.9% for the 13 weeks ended November 3, 2005 (predecessor).

The Company’s effective tax rate from continuing operations for the 26 weeks ended November 30, 2006 (successor) was 39.7% on a standalone basis and does not represent SUPERVALU’s consolidated tax rate. The effective tax rate from continuing operations was 33.8% for the 39 weeks ended November 3, 2005 (predecessor) and reflects a $22 reduction of previously recorded tax accruals based on a change in estimate of the ultimate resolution of outstanding tax matters with the Internal Revenue Service. This decreased the rate by 4.9 percentage points.

The Company is included in SUPERVALU’s consolidated tax return.

NOTE 9 – STOCK OPTIONS AND STOCK UNIT AWARDS

Prior to the Acquisition, Albertsons maintained a stock-based incentive plan for certain employees and members of the Board of Directors.

Acceleration of Vesting of Stock Options and Restricted Stock Units

In accordance with the change-in-control provisions of the Albertsons’ stock-based incentive plans, all outstanding, unvested stock options and restricted stock units immediately vested at the time of the Acquisition, other than approximately 0.4 restricted stock units.

Cash Settlement of Stock Options and Restricted Stock Units

As of the Acquisition Date, Albertsons had approximately 31 stock options and 7 restricted stock units outstanding. In accordance with the Acquisition agreement, SUPERVALU agreed to settle all of the Albertsons stock options held by Albertsons’ employees who did not become employees of the Company. SUPERVALU also agreed to settle all of the Albertsons fully vested restricted stock units in cash or a combination of cash and SUPERVALU common stock.

Stock Options and Restricted Stock Units Assumed by SUPERVALU

In accordance with the Acquisition agreement, SUPERVALU assumed the stock options and approximately 0.4 restricted stock units of the Albertsons employees who became SUPERVALU employees. Those stock options became fully vested and were converted into the right to acquire a total of 22 shares of SUPERVALU stock, using an exchange ratio based on the Acquisition Consideration.

Prior to February 3, 2006, Albertsons applied APB Opinion No. 25 and related interpretations in accounting for stock option and stock unit awards (“share-based awards”) made under its stock-based incentive plan and previous plans. Stock options granted under these plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant, and accordingly, no compensation expense was recognized. The fair value of stock units granted under these plans was determined based on the closing market price of Albertsons common stock on the grant date and this amount was recognized as compensation expense over the respective vesting periods of the awards.

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

If the fair value-based accounting method was utilized for stock-based compensation, Albertsons’ pro forma net earnings for the prior year periods below would have been as follows:

	Predecessor
	13 weeks ended November 3, 2005	39 weeks ended November 3, 2005
Net Earnings as reported	$77	$284
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	5	12
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(13)	(31)

Pro Forma net Earnings	$69	$265

NOTE 10 – RELATED PARTY TRANSACTIONS

For the 26 weeks ended November 30, 2006 (successor), the Company transacted normal operating activity with its parent, SUPERVALU. Additionally, SUPERVALU funded the repurchase of the Corporate Units in the amount of $877. There were no additional material related party transactions in the 26 weeks ended November 30, 2006. As of November 30, 2006, the Company had approximately $1,234 payable to SUPERVALU. SUPERVALU has approximately $411 of outstanding letters of credit, some of which relate to the Company’s operations.

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

Certain items, including the disposition of the Standalone Drug and Non-Core Businesses and other transaction-related items such as expenses associated with the accelerated vesting of employee benefit-related items, severance costs, contingent advisor fees, transaction costs and related tax effects are not included in the predecessor or successor results because Albertsons was sold in its entirety by its shareholders to three separate buyers. These costs in the aggregate were approximately $71 pre-tax.

Results of Operations

The disposition of the Non-Core and Standalone Drug Businesses, in addition to certain other less significant factors, significantly impacted the comparability of the Company’s results of operations for the 13-week periods and year-to-date periods ended November 30, 2006 (successor) and November 3, 2005 (predecessor), as more fully described below. The Company believes presenting Albertsons as the predecessor company best reflects the nature of the disposition of Albertsons because Albertsons was sold in an integrated transaction to three separate buyers including SUPERVALU. All intercompany balances have been eliminated. We have therefore included a comparison to these predecessor financial statements in our discussion and analysis below.

13-Week Period Ended November 30, 2006

Net sales were $6,131 for the 13 weeks ended November 30, 2006 (successor), a decrease from net sales of $9,950 for the 13 weeks ended November 3, 2005 (predecessor). This decrease is primarily due to the disposition of the Non-Core and Standalone Drug Businesses as of June 2, 2006.

Identical store sales, excluding fuel sales, increased 1.1% for the 13 weeks ended November 30, 2006 (successor) compared to the 13 weeks ended December 1, 2005 (predecessor). Identical stores are defined as stores that have been in operation for both full periods, including store expansions.

During the 13 weeks ended November 30, 2006 (successor), the Company, through its divisions and subsidiaries, opened 4 retail stores, while closing 20 retail stores.

Gross profit, as a percent to Net sales, for the 13 weeks ended November 30, 2006 (successor) increased 161 basis points as compared to the 13 weeks ended November 3, 2005 (predecessor) primarily as a result of the disposition of the Non-Core Business, which had a lower gross profit margin than the Core Business, and due to reclassifications made among Cost of sales, Selling and administrative expenses and Interest expense in the Condensed Consolidated Statement of Earnings for the 13 weeks ended November 30, 2006 to conform to classifications used by the Company’s parent.

Selling and administrative expenses, as a percent to Net sales, increased to 26.1% for the 13 weeks ended November 30, 2006 (successor) as compared to 25.6% for the 13 weeks ended November 3, 2005 (predecessor). This increase was primarily due to reclassifications made among Cost of sales, Selling and administrative expense and Interest expense in the Condensed Consolidated Statement of Earnings for the 13 weeks ended November 30, 2006 to conform to classifications used by the Company’s parent. In addition, Selling and administrative expenses for the 13 weeks ended November 30, 2006 included Acquisition-related costs (defined as one-time transaction costs primarily including retention bonuses) of $6.

As discussed in Note 2 – Acquisition, New Albertsons is a party to a transition services agreement with the Cerberus Group under which New Albertsons receives payment for transition services provided. Selling and administrative expenses in the Condensed Consolidated Statement of Earnings for the 13 weeks ended November 30, 2006 (successor) include corporate administrative costs related to providing services under this agreement and are net of reimbursements earned.

Net interest expense decreased to $114 for the 13 weeks ended November 30, 2006 (successor) as compared to $123 for the 13 weeks ended November 3, 2005 (predecessor). This decrease was primarily due to a reduction in interest expense on capital leases, the reclassification of bank fees to Selling and administrative expense in order to conform to the classification used by the Company’s parent and the reduction of commercial paper borrowings. This decrease was partially offset by an increase in interest expense resulting from the amortization of the debt discount recognized through the application of purchase accounting due to the Acquisition.

The Company’s effective tax rate from continuing operations for the 13 weeks ended November 30, 2006 (successor) was 39.7% on a standalone basis and does not represent SUPERVALU’s consolidated effective tax rate. The effective tax rate from continuing operations was 38.9% for the 13 weeks ended November 3, 2005 (predecessor).

Net earnings were $66 for the 13 weeks ended November 30, 2006 (successor) compared to $77 for the 13 weeks ended November 3, 2005 (predecessor).

39-Week Period Ended November 30, 2006

Net sales for the 39 weeks ended November 30, 2006, which is comprised of 26 weeks ended November 30, 2006 (successor) and 13 weeks ended June 1, 2006 (predecessor), were $22,397, a decrease from net sales of $30,131 for the 39 weeks ended November 3, 2005 (predecessor). This decrease was primarily due to the disposition of the Non-Core and Standalone Drug Businesses.

Identical store sales, excluding fuel sales, for the 39 weeks ended November 30, 2006, which is comprised of 26 weeks ended November 30, 2006 (successor) and 13 weeks ended June 1, 2006 (predecessor), increased 0.3% compared to the 39 weeks ended December 1, 2005. Identical stores are defined as stores that have been in operation for both full periods, including store expansions.

Gross profit, as a percent to Net sales, for the 39 weeks ended November 30, 2006, which is comprised of 26 weeks ended November 30, 2006 (successor) and 13 weeks ended June 1, 2006 (predecessor) increased 104 basis points as compared to the 39 weeks ended November 3, 2005 (predecessor) primarily as a result of the disposition of the Non-Core Business, which had a lower gross profit margin than the Core Business, and due to reclassifications made among Cost of Sales, Selling and administrative expenses and Interest expense in the Condensed Consolidated Earnings Statement for the 39 weeks ended November 30, 2006 to conform to classifications used by the Company’s parent.

Selling and administrative expenses for the 39 weeks ended November 30, 2006, which is comprised of 26 weeks ended November 30, 2006 (successor) and 13 weeks ended June 1, 2006 (predecessor), as a percent to Net sales, increased to 25.7% from 25.3% for the 39 weeks ended November 3, 2005 (predecessor). This increase was primarily due to reclassifications made among Cost of sales, Selling and administrative expenses and Interest expense in the Condensed Consolidated Earnings Statement for the 26 weeks ended November 30, 2006 to conform to classifications used by the Company’s parent and an increase in legal reserves as a result of developments and changes in estimates relating to various pending litigation matters, partially offset by gains from pension plan curtailments and net gains on the sales of fixed assets in the 39 weeks ended November 30, 2006. In addition, Selling and administrative expenses for the 26 weeks ended November 30, 2006 (successor) and the 13 weeks ended June 1, 2006 (predecessor) included Acquisition-related costs (defined as one-time transaction costs primarily including retention bonuses) of $14 and $15, respectively.

Net interest expense for the 39 weeks ended November 30, 2006, which is comprised of 26 weeks ended November 30, 2006 (successor) and 13 weeks ended June 1, 2006 (predecessor), was $346 compared to $404 for the 39 weeks ended November 3, 2005 (predecessor). This decrease was primarily due to higher interest expense on tax-related items in the 39 weeks ended November 3, 2005 resulting from the resolution of tax matters with the Internal Revenue Service. Additionally, net interest expense decreased due to the reclassification of bank fees to Selling and administrative expense in order to conform to the classification used by the Company’s parent and a reduction in interest expense on capital leases and commercial paper borrowing in the current year. The decrease in interest expense was partially offset by additional interest expense resulting from the amortization of the debt discount recognized through the application of purchase accounting due to the Acquisition.

The Company’s effective tax rate from continuing operations for the 26 weeks ended November 30, 2006 (successor) was 39.7% on a standalone basis and does not represent SUPERVALU’s consolidated effective tax rate. The effective tax rate from continuing operations was 33.8% for the 39 weeks ended November 3, 2005 (predecessor) and reflects a $22 reduction of previously recorded tax accruals based on a change in estimate of the ultimate resolution of outstanding tax matters with the Internal Revenue Service. This decreased the rate by 4.9 percentage points.

Net earnings were $260 for the 39 weeks ended November 30, 2006, which is comprised of 26 weeks ended November 30, 2006 (successor) and 13 weeks ended June 1, 2006 (predecessor), compared to $284 for the 39 weeks ended November 3, 2005 (predecessor).

4-Week Period Ended March 2, 2006

Net sales of $3,090 for the 4 weeks ended March 2, 2006 (predecessor) were flat compared with net sales of $3,086 for the 4 weeks ended March 3, 2005 (predecessor).

Gross profit, as a percent to Net sales, for the 4 weeks ended March 2, 2006 (predecessor) increased 58 basis points as compared to the 4 weeks ended March 3, 2005 (predecessor). This increase reflects lower gross profit for the 4 weeks ended March 3, 2005 (predecessor) due to investments in pricing, promotion and advertising to drive sales growth and market share in an effort to recapture market share following the resolution of a labor dispute in Southern California.

Interest expense for the 4 weeks ended March 2, 2006 (predecessor) was flat compared to the 4 weeks ended March 3, 2005 (predecessor).

Net earnings were $39 for the 4 weeks ended March 2, 2006 (predecessor) and $20 for the 4 weeks ended March 3, 2005 (predecessor).

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in the Albertsons’ 2005 Annual Report on Form 10-K for the fiscal year ended February 2, 2006, except for the policy for self-insurance liabilities. As a result of the Acquisition, the Company conformed its accounting policy with its parent, SUPERVALU, to discount its self insurance liability.

Liquidity and Capital Resources

Net cash provided by operating activities for the combined 26 weeks ended November 30, 2006 (successor) and the 13 weeks ended June 1, 2006 (predecessor) was $225 compared to $962 for the 39 weeks ended November 3, 2005. This decrease was primarily due to changes in assets and liabilities, primarily caused by a decrease in payables, including the net cash book overdraft resulting from the disposition of the Non-Core and Standalone Drug Businesses, together with the impact of the seasonal inventory build during the third quarter.

Net cash used in investing activities for the combined 26 weeks ended November 30, 2006 (successor) and the 13 weeks ended June 1, 2006 (predecessor) was $581 compared to net cash used in investing activities of $547 for the 39 weeks ended November 3, 2005.

Net cash provided by financing activities for the combined 26 weeks ended November 30, 2006 (successor) and the 13 weeks ended June 1, 2006 (predecessor) was $36 compared to net cash used in financing activities of $433 for the 39 weeks ended November 3, 2005. This increase in cash provided was primarily due to funding by the Company’s parent, partially offset by the repayment of long-term debt in the 26 weeks ended November 30, 2006, in contrast to a use of cash primarily related to the repayment of long-term debt and dividend payments in the 39 weeks ended November 3, 2005 also contributed to this increase.

Management expects that the Company will continue to replenish operating assets with internally generated funds. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels. The Company will continue to obtain short-term financing, as necessary, from its parent, SUPERVALU. Long-term financing will be maintained through existing and new debt issuances or from the Company’s parent. The Company’s short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund its capital expenditures and acquisitions as opportunities arise. Maturities of debt issued will depend on management’s views with respect to the relative attractiveness of interest rates at the time of issuance and other debt maturities.

On October 23, 2006, SUPERVALU commenced an offer to purchase any and all of the outstanding Corporate Units at a purchase price in cash of $25.22 per Corporate Unit (the “Tender Offer”). The Tender Offer expired on November 20, 2006. As a result of the Tender Offer, 34,783,232 Corporate Units, or approximately 75.7 percent of the 45,970,800 issued and outstanding Corporate Units, were validly tendered and were accepted for purchase. SUPERVALU paid approximately $877 in cash to tendering holders in the Tender Offer to purchase approximately 75.7 percent of the issued and outstanding Corporate Units. The Company recognized a gain on extinguishment of less than $1 in the 13 weeks ended November 30, 2006. The balance of the Corporate Units recorded as debt in the Condensed Consolidated Balance Sheet at November 30, 2006 was $278. Subsequent to the repurchase of these Corporate Units, under the terms of the purchase contracts, SUPERVALU would be required to issue a minimum of 1.8 shares of its common stock and a maximum of 2.2 shares of its common stock for the remaining Corporate Units. If the purchase contracts had been settled at November 30, 2006, SUPERVALU would have received approximately $65 of net cash and would have issued approximately 1.9 shares of SUPERVALU common stock.

The Albertsons revolving credit facilities totaling $1,400 as well as Albertsons’ commercial paper program were cancelled in June 2006. For a discussion of the Company’s continuing obligations under its mandatory convertible securities following the Acquisition see Note 6 - Indebtedness.

On September 26, 2006, Moody’s Investors Services, Inc. raised its senior unsecured debt ratings on the Company to “B1” from “B2” while its short-term debt ratings on the Company, as of November 30, 2006, remained at “Not Prime.” As of November 30, 2006, Standard & Poor’s Rating Services continued to rate the Company’s senior unsecured debt at “B” and the Company’s short-term debt at “Not Rated.” The Company is not subject to any credit rating downgrade triggers that would accelerate repayment of the Company’s debt portfolio.

Medium-term notes of $30 due July 2027 contain put options that would require the Company to repay the notes in July 2007 if the holders of the notes so elect by giving the Company 60-days notice. Medium-term notes of $48 due April 2028 contain put options that would require the Company to repay the notes in April 2008 if the holders of the notes so elect by giving the Company 60-days notice. The $209 of 7.5 percent debentures due May 2037 contain put options that would require the Company to repay the notes in May 2009 if the holders of the notes so elect by giving the Company 60-days notice.

Commitments, Contingencies and Off-Balance Sheet Arrangements

The Company has outstanding workers’ compensation and general liability claims with a former insurance carrier that is experiencing financial difficulties. If the insurer fails to pay any covered claims that exceed deductible limits, creating “excess claims,” the Company may have the ability to present these excess claims to guarantee funds in certain states in which the claims originated. In the state where the Company faces the largest potential exposure, legislation was enacted that the Company believes increases the likelihood of state guarantee fund protection. The Company currently cannot estimate the amount of the covered claims in excess of deductible limits which will not be paid by the insurance carrier or otherwise. As of November 30, 2006, the insurance carrier continues to pay the Company’s claims. Based on information presently available to the Company, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily for defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are under-funded. Company contributions to these plans are likely to continue to increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, return on the assets held in the plans, actions taken by trustees who manage the plans and the potential payment of a withdrawal liability if the Company chooses to exit a market or another employer withdraws from a plan without provision for their share of the pension liability. Many recently completed labor negotiations have positively affected the Company’s future contributions to these plans.

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

The Company is a party to various legal proceedings arising from the normal course of business as described in Part II - Other Information, Item 1, under the caption “Legal Proceedings” and in Note 7 - Contingencies, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s consolidated financial position.

The Company is a party to a variety of contractual agreements under which the Company may be obligated to indemnify the other party for certain matters, which indemnities may be secured by operation of law or otherwise, in the ordinary course of business. These contracts primarily relate to the Company’s commercial contracts, operating leases and other real estate contracts, financial agreements, agreements to provide services to the Company, and agreements to indemnify officers, directors and employees in the performance of their work. While the Company’s aggregate indemnification obligation could result in a material liability, the Company is not aware of any current matter that it expects to result in a material liability.

The following table represents the Company’s significant contractual obligations and off-balance sheet arrangements at November 30, 2006.

	Payments Due By Fiscal Year
	Total	2007 (remainder)	2008 -2009	2010 -2011	Thereafter
Contractual Obligations & Off-Balance Sheet Arrangements:
Debt (1)	$4,341	$2	$89	$1,700	$2,550
Operating Leases (3)	3,148	72	488	444	2,144
Interest on Long-Term Debt (2)	5,070	103	654	584	3,729
Capital Leases	699	20	83	82	514
Benefit Obligations	469	195	51	29	194
Construction Commitments	45	6	39	—	—
Deferred Income Taxes	1,033	111	208	238	476
Purchase Obligations (4)	2,377	400	1,552	425	—
Self-Insurance Obligations	835	59	404	186	186
Other Long-Term Liabilities	27	1	3	3	20

Total contractual obligations	$18,044	$969	$3,571	$3,691	$9,813

(1)	The Company has medium-term notes and debentures that contain put options that would require the Company to repay borrowed amounts prior to maturity. Medium-term notes of $30 and $48 mature in July 2027 and April 2028, respectively, and have put options exercisable in July 2007 and April 2008, respectively. Debentures in the amount of $209 mature in May 2037 and have put options exercisable in May 2009. For the purpose of the table above, payments of these obligations are assumed to occur at scheduled maturity.
(2)	Amounts include contractual interest payments applicable to the Company’s debt instruments as well as accreted interest related to the fair value adjustments recognized through purchase accounting.
(3)	Represents the minimum rents payable under operating leases, offset by expected sublease income.
(4)	In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These supply contracts typically include either a volume commitment of a fixed expiration date, termination provisions and other standard contractual considerations. The supply contracts that are cancelable have not been included above.

The Company had no outstanding letters of credit as of November 30, 2006. The Company’s parent, SUPERVALU, has approximately $411 of outstanding letters of credit at November 30, 2006, some of which relate to the Company’s operations.

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

In July 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. FIN 48 is effective for the Company’s fiscal year beginning February 23, 2007, with early adoption permitted. The Company is in the process of evaluating the impact of adopting FIN 48.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company’s fiscal year beginning February 22, 2008, with early adoption permitted. The Company is in the process of evaluating the impact of adopting SFAS No. 157.

In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the over funded or under funded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for the Company’s fiscal year ending February 22, 2007. The Company is in the process of evaluating the impact of adopting SFAS No. 158.

In September 2006 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Securities and Exchange Commission staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending February 22, 2007, with early application encouraged. The Company is in the process of evaluating the impact of adopting SAB 108.

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

Economic and Industry Conditions

•	Adverse changes in economic conditions that affect consumer spending or buying habits

•	Food and drug price inflation or deflation

•	Increases in energy costs and commodity prices, which could impact consumer spending and buying habits and the cost of doing business

•	The availability of favorable credit and trade terms

•	Softness in national and local economies

•	Changes in interest rates

Competitive Practices

•	Competition from other food and/or drug retail chains, supercenters, non-traditional competitors and emerging alternative formats in our retail markets

•	The impact of consolidation in the retail food and drug industry

•	Changes in demographics or consumer preferences that affect consumer spending habits

Security and Food and Drug Safety

•	Business disruptions or losses resulting from wartime activities, acts or threats of terror, or other criminal activity directed at the food and drug industry, the transportation industry, or computer or communications systems

•	Other events that give rise to actual or potential food contamination, drug contamination or food-borne illness

Labor Relations and Employee Benefit Costs

•	Potential work disruptions resulting from labor disputes

•	Increased operating costs resulting from rising employee benefit costs or pension funding obligations

•	The ability to hire, train or retain employees

Expansion and Acquisitions

•	The adequacy of our capital resources for future acquisitions, the expansion of existing operations or improvements to facilities

•	Our ability to locate suitable store sites, negotiate acceptable purchase or lease terms, and build or expand facilities in a manner that achieves appropriate returns on our capital investment

•	Our ability to make acquisitions at acceptable rates of return, assimilate acquired operations and integrate the personnel of the acquired businesses

Liquidity

•	Additional funding requirements to meet anticipated debt payment and capital needs

Legal and Administrative Proceedings, Regulatory and Accounting Matters

•	Unfavorable outcomes in litigation, governmental or administrative proceedings, or other disputes

•	Changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of our businesses

•	The ability to timely obtain permits, comply with governmental regulations or make capital expenditures required to maintain compliance with government regulations

•	Changes in accounting standards that impact our financial statements

Operating Conditions

•	Changes in our business plans, operations, results and prospects

•	Potential delays in the development, construction or start-up of planned projects

•	Difficulties in developing, maintaining or upgrading information technology systems

•	The outcome of negotiations with partners, governments, suppliers, unions, or customers

•	Property damage or business disruption resulting from severe weather conditions and natural disasters that affect the Company, its customers or suppliers

Combination of New Albertsons and Related Obligations

•	The allocation of time and expense to the combination of certain operations of the Company with those of SUPERVALU

•	The ability to provide transition services to the purchasers of certain assets of Albertsons in a cost effective manner

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Other than the Acquisition, there have been no material changes regarding the Company’s market risk position from the information provided under the caption “Quantitative and Qualitative Disclosures About Market Risk” in the Albertsons’ 2005 Annual Report on Form 10-K for the fiscal year ended February 2, 2006.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of November 30, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

As previously discussed in the Quarterly Report on Form 10-Q of the Company for the 13 weeks ended August 31, 2006 and the joint Quarterly Report on Form 10-Q of Albertsons and the Company for the 13 weeks ended May 4, 2006, in September 2000 an agreement was reached and court approval granted to settle ten purported class and/or collective actions which were consolidated in the United States District Court in Boise, Idaho and which raised various issues including “off-the-clock” work allegations and allegations regarding certain salaried grocery managers’ exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a claims administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a claims administrator. The value of these claims can be challenged by either party. The parties have agreed to resolve all outstanding claims subject to final approval by the Court, which held a hearing on December 29, 2006 and indicated that preliminary approval would be given to the settlement agreement. Notice will be sent to all class members prior to hearing for final approval which may occur as early as April 2007. Management believes that the settlement will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On February 2, 2004 the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company, Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) claiming that certain provisions of the agreements (the “Labor Dispute Agreements”) between the Company, The Kroger Co. and Safeway Inc. (the “Retailers”), which provided for “lock-outs” in the event that any Retailer was struck at any or all of its Southern California facilities during the 2003-2004 labor dispute in Southern California when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute violate Section 1 of the Sherman Act. The lawsuit seeks declarative, injunctive and other legal and equitable relief. The Retailers’ motion for summary judgment was denied on May 26, 2005 and the Retailers’ appeal of that decision was dismissed on November 29, 2005. On December 7, 2006, the Attorney General’s motion for summary judgment was denied. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

As previously discussed in the Quarterly Report on Form 10-Q of the Company for the 13 weeks ended August 31, 2006 and the joint Quarterly Report on Form 10-Q of Albertsons and the Company for the 13 weeks ended May 4, 2006, on January 24, 2006 a putative class action complaint was filed in the Fourth Judicial District of the State of Idaho in and for the County of Ada, naming Albertsons and its directors as defendants. The action (Christopher Carmona v. Henry Bryant et al., No. CV-OC-0601251), which was removed to the United States District Court for the District of Idaho and subsequently remanded to Idaho state court, challenges the agreements entered into in connection with the series of transactions facilitating the sale of Albertsons to SUPERVALU, CVS and the Cerberus Group (the “Transactions”). Specifically, the complaint alleges that Albertsons and its directors violated applicable law by directly breaching and/or aiding the other defendants’ breaches of their fiduciary duties, including by failing to value Albertsons properly and by ignoring conflicts of interest. Among other things, the complaint seeks preliminary and permanent injunctive relief to enjoin the completion of the Transactions and rescission of the Transactions to the extent implemented. On May 18, 2006, the defendants entered into a memorandum of understanding for a full settlement with the plaintiff. In connection with executing the memorandum of understanding, which remains subject to the approval of the Court, Albertsons filed a Form 8-K with the Securities and Exchange Commission in which it made disclosure of additional details of the circumstances and events leading up to the Company’s entry into the sale and related transactions that are the subject of the legal action. In addition, Albertsons agreed, subject to Court approval, to pay certain fees and expenses of plaintiff’s counsel. On August 17, 2006, over the objection of a former shareholder who sought but was refused status as an intervenor, the Court preliminarily approved the Carmona settlement; certified a no-opt-out settlement class consisting of all former Albertsons shareholders and their successors in interest, assigns and transferees who held Albertsons shares at any time between September 2, 2005 through June 2, 2006 excluding the Defendants and their immediate families; appointed Christopher Carmona as the representative for the settlement class; set a schedule for final approval of the settlement; and approved notices to be published and sent to the former shareholders advising them of the schedule and an opportunity to object to the settlement. On December 13, 2006, the Court held a hearing for final approval of the settlement. After hearing argument from counsel and testimony on behalf of one shareholder, the Court took the matter under advisement. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

The operation of our businesses may be affected by a number of factors, such as: (i) changes in business plans, operations, results and prospects, (ii) potential delays in the development, construction or start-up of planned projects, (iii) labor relations, (iv) changes in operating conditions and costs, including fuel price increases, (v) the level of capital resources required for future acquisitions, operations or debt reduction, (vi) difficulties in developing, maintaining or upgrading information technology systems as needed, and (vii) the outcome of negotiations with governments, suppliers, unions, customers or others, any one or more of which can affect our operating costs, plans for the opening or remodeling of stores, acquisitions and other aspects of our businesses.

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

On June 2, 2006, SUPERVALU acquired all of our equity interests (the “Business Combination”). We may not be able to realize the synergies, business opportunities and growth prospects anticipated in connection with that Business Combination. We may experience increased competition that limits our ability to expand our business, we may not be able to capitalize on expected business opportunities including retaining our current customers, assumptions underlying estimates of expected cost savings may be inaccurate or general industry and business conditions may deteriorate. In addition, combining certain operations of our company with certain operations of SUPERVALU will require significant efforts and expenses. Personnel have left and may continue to leave or be terminated because of the Business Combination. Our management may have its attention diverted while trying to combine certain operations of both companies. If these factors limit our ability to combine such operations successfully or on a timely basis, our expectations of future results of operations, including certain cost savings and synergies expected to result from the Business Combination, may not be met. If such difficulties are encountered or if such synergies, business opportunities and growth prospects are not realized, it could have a material adverse effect on our business, financial condition and results of operations.

The obligation to provide transition support services to the purchaser of the non-core supermarket operations of Albertson’s, Inc. could adversely affect our financial performance.

In connection with the Business Combination, we entered into a Transition Services Agreement (“TSA”) with the purchaser of the non-core supermarket business of Albertson’s, Inc. That agreement is structured to provide us payments from the purchaser to cover the historical costs of providing support services to the operations. There is no assurance that the payments will be sufficient to cover our costs of providing the services or that we will be able to reduce our costs as fast as those payments may decrease during the terms of the TSA. Our management may have its attention diverted while trying to provide the services required by the TSA and the TSA may otherwise limit our ability to achieve the synergies and other cost savings anticipated in the Business Combination. Disputes in connection with the TSA could lead to reductions in the payments due to us under the agreement or unanticipated costs that could adversely affect our financial performance.

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

Potential work disruptions from labor disputes may affect sales at our stores as well as our ability to distribute products. We contribute to various multi-employer healthcare and pension plans covering certain union-represented employees in both our retail and distribution operations. A significant number of our employees are subject to collective bargaining agreements, and a majority of those employees are participants in multi-employer pension plans. The costs of providing benefits through such plans have escalated rapidly in recent years. Based upon information available to us, we believe that certain of these multi-employer plans are under funded. The decline in the value of assets supporting these plans, in addition to the high level of benefits generally provided, has led to the under funding. As a result, contributions to these plans will continue to increase and the benefit levels and other issues will continue to create collective bargaining challenges, which could increase our costs and materially affect our financial condition and results of operations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ALBERTSON’S, INC. (Registrant)

Dated: January 9, 2007	By:	/s/ PAMELA K. KNOUS
Pamela K. Knous Executive Vice President and Chief Financial Officer (principal financial and accounting officer)