Form 10-K
period 2007-02-22
New Albertsons INC
filed 2007-04-26
CIK 1355833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 22, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-6187

NEW ALBERTSON’S, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	82-0184434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

250 Parkcenter Blvd., P.O. Box 20, Boise, Idaho	83726
(Address of principal executive offices)	(Zip Code)

(208) 395-6200

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR section 405) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer    ☐                                              Accelerated Filer    ☐                                                  Non-accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non voting stock held by non-affiliates of the registrant as of August 31, 2006: NONE

As of April 24, 2007, there were 100 shares of the issuer’s common stock outstanding.

Explanatory Overview of Filing

This report provides information concerning New Albertson’s, Inc. (the “Company” or “New Albertsons”) for its fiscal year ended February 22, 2007. The Company is a wholly owned subsidiary of SUPERVALU INC. (“SUPERVALU”). This report should be read in conjunction with SUPERVALU’s Annual Report on Form 10-K for its fiscal year ended February 24, 2007, a copy of which is included in this report.

Business

General

New Albertsons was incorporated on December 20, 2005 under the laws of the State of Delaware. On June 2, 2006, through a series of transactions described below under “Acquisition of the Company,” New Albertsons was acquired by SUPERVALU and became a wholly owned subsidiary of SUPERVALU. New Albertsons is comprised of the core supermarket business formerly owned by Albertson’s, Inc. (“Albertsons”) operating under the banners of Acme Markets, Bristol Farms, Jewel-Osco, Shaw’s Supermarkets, Star Markets, the Albertson’s banner in the Intermountain, Northwest and Southern California regions, the related in-store pharmacies under the Osco and Sav-On banners, 10 distribution centers, certain regional offices and certain corporate offices in Boise, Idaho; Glendale, Arizona and Salt Lake City, Utah.

The Company is the successor to a business founded by J. A. Albertson in 1939. The Company’s principal executive offices are located at 250 Parkcenter Blvd, P.O. Box 20, Boise, Idaho 83726.

The Company’s retail operations are supported by 10 major Company distribution centers. These distribution centers provide product to stores operated by the Company’s divisions and subsidiaries. In an effort to obtain merchandise at the lowest possible cost, the Company also supplies stores through outside suppliers and directly from manufacturers. The Company believes that it is not dependent on any one supplier and considers its relations with its suppliers to be satisfactory.

As of February 22, 2007, the Company operated 1,072 retail stores in 23 states. Store count is adjusted for the planned sale or closure of 10 Jewel-Osco stores in the Milwaukee area. The Company’s operations are within a single operating segment, the retail sale of food and drug merchandise. All of the Company’s operations are within the United States.

Acquisition of the Company

On June 2, 2006, the shareholders of Albertsons sold the operations of Albertsons to SUPERVALU, CVS Corporation (“CVS”), and an investment group led by Cerberus Capital Management, L.P. (the “Cerberus Group”) through a series of agreements that provided for the following:

2

•	First, Albertsons became a subsidiary of New Albertsons.

•

Next, Albertsons was converted to a limited liability company (“Albertsons LLC”) and a series of reorganizations occurred. As a result of those reorganizations, New Albertsons held substantially all of the assets and liabilities of Albertsons’ core supermarket business. Albertsons LLC and its subsidiaries held substantially all of the assets of Albertsons’ historical standalone drug store business (the “Standalone Drug Business”) and non-core supermarket business and certain liabilities of Albertsons’ historical business.

•	Next, CVS purchased substantially all of the assets and assumed specified liabilities of the Standalone Drug Business.

•	The Cerberus Group then acquired the equity interests of Albertsons LLC.

•	Then, SUPERVALU acquired New Albertsons (the “Acquisition”).

Change in Fiscal Year

As a result of the Acquisition, the Company adopted a change in fiscal year-end from the Thursday nearest to January 31 to the Thursday before the last Saturday in February. The Company’s new fiscal year 2007 began on March 3, 2006. For fiscal 2007, the first, second and third quarters consisted of 13 weeks of operating results and the fourth quarter consisted of 12 weeks of operating results for a total of 51 weeks. Beginning in fiscal 2008, the Company’s first quarter will consist of 16 weeks of operating results while the second, third and fourth quarters each will consist of 12 weeks of operating results for a total of 52 weeks. The primary purpose of this change is to better match the financial reporting schedule of the Company’s parent, SUPERVALU. As a result of this change, the Company had a four-week transition period ended March 2, 2006.

Additional Information About the Company

Following the Acquisition, the Company became a wholly owned subsidiary of SUPERVALU. Therefore, financial information for the Company is included in the consolidated financial statements and related notes for SUPERVALU and its subsidiaries contained in SUPERVALU’s Annual Report on Form 10-K for the fiscal year ended February 24, 2007 (the “SUPERVALU Form 10-K”), which is included in and made a part of this Form 10-K. Selected financial information for the Company is set forth below under “Selected Financial Data (Unaudited).” Similarly, because the Company is a wholly owned subsidiary of SUPERVALU, narrative information about the Company is included in the SUPERVALU Form 10-K to the extent such information is material to SUPERVALU and its subsidiaries taken as a whole.

3

Selected Financial Data (Unaudited)

Following is certain selected financial data related to New Albertsons, subsequent to the Acquisition on June 2, 2006, and its predecessor Albertsons prior to the Acquisition.

	Successor (1)	Predecessor (2)
(Dollars in millions)	38 Weeks Ended February 22, 2007	13 Weeks Ended June 1, 2006	4 Weeks Ended March 2, 2006	52 Weeks Ended February 2, 2006	53 Weeks Ended February 3, 2005	52 Weeks Ended January 29, 2004	52 Weeks Ended January 30, 2003
Operating Results:
Sales	$18,139	$10,000	$3,090	$40,358	$39,810	$35,019	$35,316
Operating earnings	$751	$280	$99	$1,238	$1,226	$1,318	$1,816
Earnings from continuing operations	$252	$166	$59	$4 62	$474	$556	$866
Net earnings	$252	$105	$39	$446	$444	$556	$485
Net earnings as a percent to sales	1.39%	1.05%	1.26%	1.11%	1.12%	1.59%	1.38%
Financial Position:
Total assets	$14,865	$18,160	$18,110	$17,871	$18,311	$15,666	$15,477
Long-term debt and capitalized lease obligations	$4,891	$6,253	$6,280	$6,278	$6,649	$4,804	$5,257
Depreciation and Amortization	$607	$286	$90	$1,152	$1,101	$969	$943
Other Year End Statistic:

Number of stores (3)	1,072	2,461	2,471	2,471	2,503	2,305	2,287

(1)	Reflects the core supermarket business formerly owned by Albertsons. Includes Acquisition-related costs (defined as one-time transaction costs primarily including retention bonuses) of $16 pre tax ($10 after tax).
(2)	Reflects the core and non-core supermarket businesses and the Standalone Drug Business formerly owned by Albertsons.
(3)	Store count is adjusted for the planned sale or closure of 10 Jewel-Osco stores in the Milwaukee area.

Controls and Procedures

The Company, under the supervision and with the participation of the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of February 22, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

4

SUPERVALU Form 10-K

The SUPERVALU Form 10-K follows this page.

5

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 24, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-5418

SUPERVALU INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0617000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11840 Valley View Road Eden Prairie, Minnesota	55344
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 828-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                                Accelerated filer  ☐                                Non-accelerated filer  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting stock held by non-affiliates of the registrant as of September 9, 2006 was approximately $6,103,035,102 (based upon the closing price of registrant’s Common Stock on the New York Stock Exchange on September 8, 2006).

As of April 20, 2007, there were 210,100,317 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement filed for the registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III, as specifically set forth in Part III.

SUPERVALU INC.

Annual Report on Form 10-K

PART I

ITEM 1.	BUSINESS

General Developments

SUPERVALU is one of the largest companies in the United States grocery channel. SUPERVALU conducts its retail operations under three retail food store formats: combination stores (defined as food and drug), food stores and limited assortment food stores. SUPERVALU operates these stores under the following banners: Albertsons, Save-A-Lot, Shaw’s Supermarkets, Jewel-Osco, Acme Markets, Shoppers Food & Pharmacy, Cub Foods, Farm Fresh, Lucky, Shop ’n Save, Scott’s, Star Markets, Bristol Farms, bigg’s, Hornbacher’s and Sunflower Market. As of the close of the fiscal year, the Company conducted its retail operations through 2,478 stores, including 858 licensed limited assortment stores. Store counts are adjusted throughout for the planned sale of 18 Scott’s stores and the sale or closure of 10 Jewel-Osco stores in the Milwaukee area. SUPERVALU also provides supply chain services, including food distribution and related logistics support services primarily across the United States retail grocery channel. As of the close of the fiscal year, the Company served as the primary grocery supplier to approximately 2,200 stores, in addition to its own regional banner store network, as well as serving as secondary grocery supplier to approximately 400 stores.

All dollar and share amounts in this Annual Report on Form 10-K are in millions, except per share data and where otherwise noted.

On June 2, 2006 (the “Acquisition Date”), the Company acquired New Albertson’s, Inc. (“New Albertsons”) consisting of the core supermarket businesses (the “Acquired Operations”) formerly owned by Albertson’s, Inc. (“Albertsons”) operating under the banners of Acme Markets, Bristol Farms, Jewel-Osco, Shaw’s Supermarkets, Star Market, the Albertsons banner in the Intermountain, Northwest and Southern California regions, the related in-store pharmacies under the Osco and Sav-On banners, 10 distribution centers, certain regional offices and certain corporate offices in Boise, Idaho; Glendale, Arizona and Salt Lake City, Utah (the “Acquisition”). The Acquisition greatly increased the size of the Company. Fiscal 2007 Net sales increased to $37,406 from $19,864 in fiscal 2006. The Acquisition also greatly increased the relative size of the Company’s Retail food segment compared to its Supply chain services segment. In fiscal 2007, our Retail food segment represented 74.9 percent of the Company’s Net sales and 90.3 percent of the Company’s Operating earnings, compared to 53.5 percent and 61.8 percent, respectively, in fiscal 2006.

SUPERVALU is focused on retail growth through targeted new store development, remodel activities, licensee growth and acquisitions. During fiscal 2007, the Company acquired 1,117 stores through the Acquisition, added 73 new stores through new store development and closed 75 stores, 47 of which were acquired through the Acquisition. The Company’s plans also include leveraging its distribution operations by providing logistics and service solutions to its independent retail customers through an increasingly efficient supply chain.

The Company makes available free of charge at its internet website (www.supervalu.com) its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Information on the Company’s website is not deemed to be incorporated by reference into this Annual Report on Form 10-K. The Company will also provide its SEC filings free of charge upon written request to Investor Relations, SUPERVALU INC., P.O. Box 990, Minneapolis, MN 55440.

SUPERVALU INC., a Delaware corporation, was organized in 1925 as the successor to two wholesale grocery firms established in the 1870’s. The Company’s principal executive offices are located at 11840 Valley View Road, Eden Prairie, Minnesota 55344 (Telephone: 952-828-4000). Unless the discussion in this Annual Report on Form 10-K indicates otherwise, all references to the “Company” or “SUPERVALU” relate to SUPERVALU INC. and its majority-owned subsidiaries.

Additional description of the Company’s business is found in Part II, Item 7 of this Annual Report on Form 10-K.

Financial Information About Reportable Segments

The Company’s business is classified by management into two reportable segments: Retail food and Supply chain services. Retail food operations include three Retail food store formats: combination stores, food stores and limited assortment food stores. The Retail food operations include results of food stores owned and results of sales to limited assortment food stores licensed by the Company. Supply chain services operations include results of sales to affiliated food stores, mass merchants and other customers, and logistics arrangements. Management utilizes more than one measurement and multiple views of data to assess segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the consolidated financial statements. The financial information concerning the Company’s operations by reportable segment for the fiscal years ended February 24, 2007, February 25, 2006 and February 26, 2005 is contained on page F-6.

Retail Food

Overview.    At February 24, 2007, the Company conducted its Retail food operations through a total of 2,478 retail stores, including 858 licensed Save-A-Lot stores. The Company’s principal Retail food formats include combination stores, food stores and limited assortment food stores. Its branded positions enable the Company to operate in a variety of markets under widely differing competitive circumstances. The Company’s combination and food stores are supplied by 11 dedicated distribution centers and 11 distribution centers that are part of the Supply chain services segment supplying both Company-owned and third party retail stores. The Company holds the number one or number two market position in many large and growing markets.

Combination Stores.    The combination stores combine a grocery and a drug store under one roof. Most of these stores include a complete grocery offering, prescription drugs and expanded sections of cosmetics and general merchandise, in addition to specialty departments such as service seafood and meat, bakery, service delicatessen, liquor, floral and in-store banks. These product and service offerings allow easy, one-stop shopping. As of February 24, 2007, the Company operated 876 combination stores under the Albertsons, Sav-On, Jewel-Osco, Shaw’s Supermarkets, Acme Markets, Cub Foods, Shoppers Food & Pharmacy, Farm Fresh, Shop ’n Save, bigg’s and Star Market banners. Typical combination stores carry about 50,000 items and average approximately 60,000 square feet.

Food Stores.    The food stores focus their product and service offerings primarily on food departments and generally include many of the same product and service offerings as combination stores, but on a more limited basis and without a pharmacy. As of February 24, 2007, the Company operated 412 food stores under the Albertsons, Shaw’s Supermarkets, Acme Markets, Shoppers Food & Pharmacy, Shop ’n Save, Bristol Farms, Jewel, Star Market, Farm Fresh, Hornbacher’s, Lucky and Cub Foods banners. Typical food stores carry about 40,000 items and average approximately 40,000 square feet.

Limited Assortment Food Stores.    The Company operates 332 limited assortment stores including 328 under the Save-A-Lot banner and 4 under the Sunflower Market banner. The Company licenses 858 Save-A-Lot stores to independent operators. Save-A-Lot stores are supplied from 15 dedicated distribution centers. Save-A-Lot holds the number one market position, based on revenues, in the extreme value grocery-retailing sector. Save-A-Lot food stores typically are approximately 15,000 square feet in size, and stock approximately 1,400 high volume food items generally in a single size for each product sold, as well as a limited offering of general merchandise items. At a Save-A-Lot store, the majority of the food products offered for sale are custom branded products. The specifications for the Save-A-Lot custom branded product emphasize quality and characteristics that the Company believes are comparable to national brands. The Company’s attention to the packaging of

Save-A-Lot custom branded product has resulted in the Company registering a number of its custom labels. The Company opened its first Sunflower Market in fiscal 2006 to focus on the growing market for value-priced natural and organic products.

Principal Markets.    Albertsons stores operate primarily in Southern California, the Northwestern and Intermountain United States and Southern Nevada. Shaw’s Supermarkets and Star Market stores operate throughout New England and the Boston metropolitan area. Jewel-Osco operates primarily in the Chicago metropolitan area. Acme Markets operates primarily in the Philadelphia metropolitan area, including the surrounding areas in Delaware, Maryland and New Jersey. Shoppers Food & Pharmacy operates in the Washington D.C. and Baltimore markets. Cub Foods operates primarily in the Minneapolis/St. Paul markets. Farm Fresh operates primarily in the Richmond and Hampton Roads areas of Virginia. Shop ’n Save operates primarily in the St. Louis market. Bristol Farms operates primarily in Southern California. bigg’s operates in the Cincinnati market. Hornbacher’s operates in the Fargo market. Lucky operates primarily in Las Vegas and Southern California. Save-A-Lot operates primarily in the Midwest, east of the Mississippi, along the eastern seaboard from Maine to Florida, and Texas. Sunflower Market operates in Indianapolis, Chicago and Columbus, Ohio.

Supply Chain Services

Overview.    The Company provides supply chain services, including distribution and related logistics and support services to retailers for food and non-food products and is the largest public company food wholesaler in the nation. At February 24, 2007, the Company was affiliated with approximately 2,200 stores as their primary grocery supplier, in addition to the Company’s own regional banner store network, and approximately 400 additional stores as a secondary grocery supplier. The Company’s distribution customers include single and multiple grocery store independent operators, regional and national chains, mass merchants and the military. Such customers are located in 48 states, and range in size from small convenience stores to 200,000 square foot supercenters. The Company also offers third party logistics solutions through its subsidiary, Total Logistics, Inc. and its Advantage Logistics operations. These operations provide customers with a suite of logistics services, including warehouse management, transportation, procurement, contract manufacturing and logistics engineering and management services.

Logistics Network.    The Company has established a network of strategically located distribution centers utilizing a multi-tiered logistics system. The network includes facilities that carry slow turn or fast turn groceries, perishables, general merchandise and health and beauty care products. The network comprises 24 distribution facilities, 11 of which supply Company-owned retail stores in addition to third party retail stores.

The Company believes that its multi-tiered distribution network increases buying scale, improves operating efficiencies and lowers costs of operations. The Company is continuing to work on business initiatives that will deliver lower costs of operations. Deliveries to retail stores are made from the Company’s distribution centers by company-owned trucks, third party independent trucking companies or customer-owned trucks. In addition, the Company provides certain facilitative services between its independent retailers and vendors related to products that are delivered directly by suppliers to retail stores under programs established by the Company. These services include sourcing, invoicing and payment services.

Our Own Brands

Our Own Brands are produced to the Company’s specifications by many suppliers and compete in categories throughout all strategic areas of its stores including natural and organic, dairy, health and beauty, and frozen foods. Our Own Brands are organized into three distinct tiers: premium brands, including essensia™ and Wild Harvest™, offer unique, premium quality products in highly competitive categories; first tier brands, including Flavorite™, Richfood™, equaline™, HomeLife™, Albertsons™, Acme™ and Shaw’s provide shoppers quality national brand equivalent products at a competitive price; and value brands, including Shopper’s Value™ and Good Day™ offer budget conscious consumers a quality alternative to national brands at substantial savings.

Products

The Company offers a wide variety of food and non-food products, including groceries, meats, dairy products, frozen foods, deli, bakery, fresh fruits and vegetables, health and beauty aids, general merchandise, seasonal items and tobacco products. Such products include national and regional brands, the Company’s own lines of private label products and the private label products of its independent customers. The Company believes that it has adequate and alternative sources of supply for most of its purchased products.

Trademarks

The Company offers some customers the opportunity to franchise a concept or license a service mark. This program helps the customer compete by providing, as part of the franchise or license program, a complete business concept, group advertising, private label products and other benefits. The Company is the franchisor or licensor of certain service marks such as CUB FOODS, SAVE-A-LOT, SENTRY, FESTIVAL FOODS, COUNTY MARKET, SHOP ‘N SAVE, NEWMARKET, FOODLAND, JUBILEE, SUPERVALU and SUPERVALU PHARMACIES.

In connection with the Acquisition, the Company entered into a trademark license agreement with Albertson’s LLC, the purchaser of the non-core supermarket business of Albertsons, under which Albertson’s LLC may use legacy Albertsons trademarks, such as ALBERTSONS, SAV-ON and LUCKY. Under the trademark license agreement Albertson’s LLC is also allowed to enter into sublicense agreements with transferees of Albertson’s LLC stores, which allows such transferees to use many of the same legacy Albertsons trademarks.

The Company registers a substantial number of its trademarks/service marks in the United States Patent and Trademark Office, including many of its private label product trademarks and service marks. U.S. trademark and service mark registrations are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade. The Company considers certain of its trademarks and service marks to be of material importance to its Retail food and Supply chain services businesses and actively defends and enforces such trademarks and service marks.

Working Capital

At February 24, 2007, working capital consisted of $4,638 in current assets, calculated after adding back the LIFO reserve of $178, and $4,705 in current liabilities. Normal operating fluctuations in these balances can result in changes to cash flow from operations presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

Competition

The Company’s Retail food and Supply chain services businesses are highly competitive. The Company believes that the success of its Retail food and Supply chain services businesses are dependent upon the ability of the Company’s Retail food operations, and the retail food stores with whom it is affiliated as a supplier, to compete successfully with other retail food stores. Principal competition comes from regional and national chains operating under a variety of formats that devote square footage to selling food (i.e. combination food and drug stores, food stores, limited assortment food stores, membership warehouse clubs, dollar stores, drug stores, convenience stores, various formats selling prepared foods, and other specialty and discount retailers), as well as from independent food store operators. The Company believes that the principal competitive factors that face its owned stores, as well as the stores owned by retailers it supplies, include the location and image of the store; the price, quality and variety of products; and the quality and consistency of service.

The traditional distribution component of the Company’s Supply chain services business competes directly with a number of food wholesalers. The Company believes it competes in this supply chain on the basis of product price, quality and assortment, schedule and reliability of deliveries, the range and quality of services provided, service fees and the location of distribution facilities. The Company’s third party logistics business competes nationwide in a highly fragmented marketplace, which includes a number of large international and domestic companies, as well as many smaller, more regional competitors. The Company believes that it competes in this business on the basis of warehousing and transportation logistics expertise, cost and the ability to offer both asset and non-asset based solutions as well as to design and manage a customer’s entire supply chain.

Employees

At February 24, 2007, the Company had approximately 191,400 employees. Approximately 117,000 employees are covered by collective bargaining agreements. During fiscal 2007, 33 collective bargaining agreements covering approximately 25,500 employees were re-negotiated. During fiscal 2007, 25 collective bargaining agreements covering approximately 1,600 employees expired without their terms being re-negotiated. Negotiations are expected to continue with the bargaining units representing the employees subject to those agreements. During fiscal 2008, 69 collective bargaining agreements covering approximately 43,200 employees will expire, including an agreement concerning approximately 23,700 employees in Southern California. With this level of negotiations, the Company will be focused on ensuring competitive cost structures in each market while meeting its employees’ needs for good wages and affordable health care. The Company believes that it has generally good relations with its employees.

EXECUTIVE OFFICERS OF THE COMPANY

The following table provides certain information concerning the executive officers of the Company as of April 25, 2007.

Name	Age	Present Position	Year Elected to Present Position	Other Positions Recently Held With The Company Or Albertsons
Jeffrey Noddle	60	Chairman of the Board of Directors and Chief Executive Officer	2005	Director, Chief Executive Officer and President, 2001-2005
Michael L. Jackson	53	President and Chief Operating Officer	2005	Executive Vice President/President and Chief Operating Officer, Distribution Food Companies, 2001-2005
David L. Boehnen	60	Executive Vice President	1997
Janel S. Haugarth	51	Executive Vice President; President and Chief Operating Officer, Supply Chain Services	2006	Senior Vice President; President and Chief Operating Officer, Supply Chain Services, 2005-2006; President, Northern Region, 2000-2005
John H. Hooley	55	Executive Vice President; President, Retail East	2002	Executive Vice President; President, Retail Foods, 2002-2006
Pamela K. Knous	53	Executive Vice President and Chief Financial Officer	1997
Duncan C. Mac Naughton	44	Executive Vice President, Merchandising and Marketing	2006	Executive Vice President, Merchandising, Albertsons, Inc., 2003-2006 (1)
David E. Pylipow	49	Executive Vice President, Human Resources and Communications	2006	Senior Vice President, Human Resources, 2004-2006; Senior Vice President , Human Resources and Management Services, Save-A-Lot, 2000-2004
Kevin H. Tripp	52	Executive Vice President, President of Retail Midwest	2006	Executive Vice President, Drug Operations and President, Drug Store Division, Albertsons, Inc., 2002-2006 (1)
Paul L. Singer	53	Senior Vice President and Chief Information Officer	2006	(2)
Sherry M. Smith	45	Senior Vice President, Finance	2002	Senior Vice President, Finance and Treasurer, 2002-2005
Peter J. Van Helden	46	Senior Vice President; President of Retail West	2006	President and CEO, California Division, Albertsons, Inc., 2004-2006; President, Jewel Osco Division, Albertsons, Inc., 1999-2004 (1)
Adrian J. Downes	43	Group Vice President and Controller	2006	Group Vice President and Controller, Albertsons, Inc., 2004-2006; Principal Accounting Officer, Albertsons, Inc., 2005-2006 (1)(3)

(1)	As part of the acquisition of Albertsons on June 2, 2006 each of these individuals became corporate officers of the Company as of the close of the acquisition.
(2)	Previously Senior Vice President and Chief Information Officer, Target Corporation, 2000-2005.
(3)	Previously Vice President and Controller of The GAP, Inc. 2002-2004 and Senior Director of Corporate Reporting of The GAP, Inc. 2000-2002.

The term of office of each executive officer is from one annual meeting of the directors until the next annual meeting of directors or until a successor for each is elected. There are no arrangements or understandings between any executive officer of the Company and any other person pursuant to which any executive officer was selected as an officer of the Company. There are no family relationships between or among any of the executive officers of the Company.

Each of the executive officers of the Company has been in the employ of the Company or its subsidiaries for more than five consecutive years, except Duncan C. Mac Naughton, Kevin H. Tripp, Paul L. Singer, Peter J. Van Helden and Adrian J. Downes.

ITEM 1A.	RISK FACTORS

Various risks and uncertainties could affect our business. Any of the risks described below or elsewhere in this Annual Report on Form 10-K or our other SEC filings could have a material impact on our business, financial condition or results of operations. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we believe to be immaterial may also impair our business operations. Therefore, the following is not intended to be a complete discussion of all potential risks or uncertainties.

General economic conditions affecting the food industry may affect our business.

The Retail food and Supply chain services segments are sensitive to a number of economic conditions that may affect our businesses such as: (i) food and drug price inflation or deflation, (ii) softness in national and local economies, (iii) increases in energy costs and commodity prices, (iv) changes in interest rates, (v) the availability of favorable credit and trade terms, and (vi) other economic conditions that may affect consumer spending or buying habits. Any one or more of these economic conditions can affect our retail sales, the demand for products we distribute to our retailer customers, our operating costs and other aspects of our businesses.

Various operating factors may affect our business plans or costs of operations.

The operation of our businesses may be affected by a number of factors, such as: (i) changes in business plans, operations, results and prospects, (ii) potential delays in the development, construction or start-up of planned projects, (iii) labor relations, (iv) changes in operating conditions and costs, including fuel price increases, (v) the level of capital resources required for future acquisitions, operations or debt reduction, (vi) difficulties in developing, maintaining or upgrading information technology systems as needed, and (vii) the outcomes of negotiations with partners, governments, suppliers, unions, customers or others, any one or more of which can affect our operating costs, plans for the opening or remodeling of stores, acquisitions and other aspects of our businesses.

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

We face a high level of competition in the retail food and supply chain services businesses, which could adversely affect our financial performance.

The industries in which we compete are extremely competitive. Our Retail food business faces competition from regional and national chains operating under a variety of formats that devote square footage to selling food (i.e. combination food and drug stores, food stores, limited assortment food stores, membership warehouse clubs, dollar stores, drug stores, convenience stores, various formats selling prepared foods, and other specialty and discount retailers), as well as from independent food store operators in the markets where we have retail operations. The Company’s third party logistics business competes nationwide in a highly fragmented marketplace, which includes a number of large international and domestic companies, as well as many smaller, more regional competitors.

Both the Retail food and Supply chain services businesses are subject to competitive practices that may affect: (i) the prices at which we are able to sell products at our retail locations, (ii) sales volume, (iii) the ability of our distribution customers to sell products we supply, which may affect future orders, (iv) changes in demographics and consumer preferences, and (v) our ability to attract and retain customers. In addition, the nature and extent of consolidation in the retail food and food distribution industries could affect our competitive position or that of our distribution customers in the markets we serve.

Threats or potential threats to security or food safety may adversely affect our business.

Wartime activities, threats or acts of terror, data theft, information espionage, or other criminal activity directed at the grocery or drug store industry, the transportation industry, or computer or communications systems, including security measures implemented in recognition of actual or potential threats, could increase security costs, adversely affect our operations, or impact consumer behavior and spending and customer orders. Other events that give rise to actual or potential food contamination, drug contamination, or food-borne illness could have an adverse effect on our operating results.

Severe weather and natural disasters can adversely impact the areas in which we conduct business.

Severe weather conditions such as hurricanes or tornadoes, as well as other natural disasters, could damage our properties, adversely impact the areas in which we conduct our business or the suppliers from whom we obtain products or otherwise cause disruptions to operations or affect our supply chain efficiencies. In addition, unseasonably adverse climatic conditions that impact growing conditions and the crops of food producers may adversely affect the availability or cost of certain products within the grocery supply chain.

If we fail to combine our businesses with the businesses we acquired from Albertsons in a successful and timely manner, it could have a material adverse effect on our business, financial condition or results of operations.

We may not be able to realize the synergies, business opportunities and growth prospects anticipated in connection with the Acquisition. We may experience increased competition that limits our ability to expand our business, we may not be able to capitalize on expected business opportunities including retaining our current customers, assumptions underlying estimates of expected cost savings may be inaccurate or general industry and business conditions may deteriorate. In addition, combining certain operations of our Company with the Acquired Operations has required significant effort and expense. Personnel have left and may continue to leave or be terminated because of the Acquisition. Our management may have its attention diverted as it continues to combine certain operations of both companies. If these factors limit our ability to combine such operations successfully or on a timely basis, our expectations of future results of operations, including certain cost savings and synergies expected to result from the Acquisition, may not be met. If such difficulties are encountered or if such synergies, business opportunities and growth prospects are not realized, it could have a material adverse effect on our business, financial condition and results of operations.

The obligation to provide transition support services to the purchasers of the non-core supermarket operations of Albertsons could adversely affect our financial performance.

In connection with the Acquisition, we entered into a Transition Services Agreement (“TSA”) with the purchaser of the non-core supermarket business of Albertsons. That agreement is structured to provide us payments from the purchaser to cover the historical costs of providing support services to the operations. There is no assurance that the payments will be sufficient to cover our costs of providing the services or that we will be able to reduce our costs as fast as those payments may decrease during the terms of the TSA. Our management may have its attention diverted while trying to provide the services required by the TSA and the TSA may otherwise limit our ability to achieve the synergies and other cost savings anticipated in the Acquisition. Disputes in connection with the TSA could lead to reductions in the payments due to us under the agreement or unanticipated costs that could adversely affect our financial performance.

We have a lower debt coverage ratio as a result of the Acquisition, which will decrease our business flexibility and increase our borrowing costs.

As a result of the Acquisition we have a significantly lower debt coverage ratio than before the Acquisition. The lower debt coverage, as compared to that which has existed on a historical basis, will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs. Our debt no longer has an investment-grade rating.

Escalating costs of providing employee benefits and other labor relations issues may lead to labor disputes and disruption of our businesses.

Potential work disruptions from labor disputes may affect sales at our stores as well as our ability to distribute products. A significant number of our employees are subject to collective bargaining agreements, and a majority of those employees are participants in multi-employer health and pension plans. The costs of providing benefits through such plans have escalated rapidly in recent years. Based upon information available to us, we believe that certain of these multi-employer plans are underfunded. The underfunding was caused by the cost of benefits exceeding contributions and investment returns. Contributions to these plans may continue to increase and the benefit levels and other issues may continue to create collective bargaining challenges, which could increase our costs and materially affect our financial condition and results of operations.

Approximately 117,000 of the Company’s employees are covered by collective bargaining agreements. There can be no assurance that the Company will be able to negotiate the terms of any expiring or expired agreement in a manner acceptable to the Company. Therefore, potential work disruptions from labor disputes could result, which may affect sales and earnings. If we are unable to control health care, pension and wage costs, or gain operational flexibility under our collective bargaining agreements, we may experience increased operating costs and an adverse impact on future results of operations.

If the number or severity of claims for which we are self-insured increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessments, our operating results could be adversely affected.

We use a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, automobile and general liability, property insurance and employee health care benefits. We estimate the liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability. Any actuarial projection of losses concerning workers’ compensation and general and automobile liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

Some of the many sources of uncertainty in our reserve estimates include changes in benefit levels, medical fee schedules, medical utilization guidelines, vocation rehabilitation and apportionment. If the number or severity of claims for which we are self-insured increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessments, our operating results could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Retail Food

The Company’s stores are located in 40 states. The table below is a summary of the corporate retail stores by state including the principal retail formats and retail distribution centers in the Retail food segment as of February 24, 2007:

	Combination Stores (a)	Food Stores (b)	Limited Assortment Food Stores (c)	Total Food Stores	Distribution Centers (d)	Fuel Centers (e)
Alabama	—	—	1	1	—	—
Arkansas	—	—	1	1	—	—
California	147	122	15	284	3	8
Connecticut	18	4	7	29	—	—
Delaware	7	6	5	18	—	1
Florida	—	—	78	78	1	—
Georgia	—	—	15	15	1	—
Idaho	29	5	—	34	1	16
Illinois	167	27	17	211	3	27
Indiana	6	—	1	7	1	1
Iowa	1	2	1	4	—	—
Kansas	—	—	2	2	—	—
Kentucky	1	—	—	1	1	—
Louisiana	—	—	9	9	1	—
Maine	15	8	—	23	1	—
Maryland	26	22	14	62	1	1
Massachusetts	39	53	9	101	1	—
Minnesota	39	2	—	41	—	4
Mississippi	—	—	4	4	—	—
Missouri	21	4	19	44	2	—
Montana	21	11	—	32	—	5
Nevada	19	23	—	42	—	9
New Hampshire	19	17	—	36	—	—
New Jersey	36	21	9	66	—	—
New York	—	—	8	8	1	—
North Carolina	1	—	—	1	—	1
North Dakota	—	7	—	7	—	1
Ohio	11	—	36	47	1	—
Oregon	33	16	2	51	2	13
Pennsylvania	41	12	27	80	1	1
Rhode Island	7	7	3	17	—	—
South Carolina	—	—	3	3	—	—
Tennessee	—	—	5	5	1	—
Texas	—	—	27	27	1	—
Utah	44	2	—	46	1	8
Vermont	6	13	1	20	—	—
Virginia	54	10	10	74	—	8
Washington	59	18	1	78	—	16
Wisconsin	7	—	2	9	1	—
Wyoming	2	—	—	2	—	—

Total	876	412	332	1,620	26	120

Retail Square Footage (000’s):
Owned (f)				27,872	10,864
Leased				43,613	1,799

Total	49,530	16,755	5,200	71,485	12,663	(e	)

(a)	The Company operates combination stores under the Albertsons, Sav-On, Jewel-Osco, Shaw’s Supermarkets, Acme Markets, Cub Foods, Shoppers Food & Pharmacy, Farm Fresh, Shop ’n Save, bigg’s and Star Market banners. Combination store counts are adjusted in the table above for the planned sale of 14 Scott’s combination stores and 10 Jewel-Osco combination stores. Also excluded from the table above are 25 Cub Foods combination stores that are franchised by independent retailers.
(b)	The Company operates food stores under the Albertsons, Shaw’s Supermarkets, Acme Markets, Shoppers Food & Pharmacy, Shop ’n Save, Bristol Farms, Jewel, Star Market, Farm Fresh, Hornbacher’s, Lucky and Cub Foods banners. Food store counts are adjusted in the table above for the planned sale of four Scott’s food stores. Also excluded from the table above are nine Cub Foods food stores that are franchised by independent retailers.
(c)	The Company operates limited assortment food stores under the Save-A-Lot and Sunflower Market banners. Excluded from the table above are 858 Save-A-Lot stores that are licensed by independent retailers.
(d)	Includes 11 of the Company’s distribution centers that exclusively supply SUPERVALU’s retail store network and 15 of the Company’s distribution centers that are dedicated for Save-A-Lot stores and do not supply third party retail stores. Distribution centers that supply third party retail stores are considered to be part of the Supply chain services segment and are set forth in the table below under Supply Chain Services.
(e)	All fuel centers are located adjacent to retail stores, therefore the Company does not count fuel centers as separate stores. The square footage of fuel centers is included with the square footage of adjacent stores.
(f)	Includes owned stores with ground leases.

Supply Chain Services

The following table is a summary of the Company’s principal distribution centers and office space utilized in the Company’s Supply chain services segment as of February 24, 2007 and does not include the distribution centers in the Retail food segment:

	Supply Only Third Party Retail Stores	Supply Third Party Retail Stores and Company-Owned Stores	Total
Alabama	1	1	2
Florida	1	—	1
Illinois	1	2	3
Indiana	—	1	1
Maryland	—	1	1
Minnesota	—	1	1
Mississippi	1	—	1
Montana	1	—	1
North Dakota	1	1	2
Ohio	—	1	1
Pennsylvania	1	2	3
Texas	1	—	1
Virginia	—	1	1
Washington	2	—	2
Wisconsin	2	—	2
West Virginia	1	—	1

Total	13	11	24

Square Footage (000’s):
Owned			13,095
Leased			1,530

Total			14,625

Additional Property

The Company owns and leases office buildings in various locations. The primary facilities are located in the Minneapolis, Minnesota area and Boise, Idaho.

Additional information on the Company’s properties can be found on pages F-33 through F-34 in Note 10 – Leases, in the accompanying Notes to Consolidated Financial Statements. Management of the Company believes its physical facilities and equipment are adequate for the Company’s present needs and businesses.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business, including certain matters of the Acquired Operations, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows. Accruals for certain pre-acquisition legal contingencies related to the Acquired Operations were included in liabilities assumed due to the Acquisition. Certain changes to accruals related to pre-acquisition legal contingencies may be adjusted through purchase accounting for up to one year from the date of Acquisition.

In April 2000, a class action complaint was filed against Albertsons, Inc., as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of Albertsons, Inc., in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. American Stores Company, et al.) by assistant managers seeking recovery of overtime based on plaintiffs’ allegation that they were improperly classified as exempt under California law. In May 2001, the court certified a class with respect to Sav-on Drug Stores assistant managers. A case with very similar claims, involving the Sav-on Drug Stores assistant managers and operating managers, was also filed in April 2000 against Albertsons, Inc.’s subsidiary Sav-on Drug Stores, Inc. in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin, et al. v. Sav-on Drug Stores, Inc.), and was certified as a class action in June 2001 with respect to assistant managers and operating managers. The two cases were consolidated in December 2001. New Albertsons, Inc. was added as a named defendant in November 2006. Plaintiffs seek overtime wages, meal and rest break penalties, other statutory penalties, punitive damages, interest, injunctive relief, and attorneys’ fees and costs. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In September 2000, an agreement was reached and court approval granted to settle ten purported class or collective actions that were consolidated in March 1996 in the United States District Court in Boise, Idaho (Barton et al. v. Albertson’s, Inc.) and which raised various issues including “off-the-clock” work allegations and allegations regarding certain salaried grocery managers’ exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a claims administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a claims administrator. The claims administrator has assigned values to claims. The value of these claims can be challenged by either party. The parties have agreed to resolve all outstanding claims and the Court granted final approval of that agreement on March 22, 2007. Management does not believe that the settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On October 13, 2000, a complaint was filed in Los Angeles County Superior Court (Joanne Kay Ward et al. v. Albertson’s, Inc. et al.) alleging that Albertsons, Lucky Stores and Sav-on Drug Stores provided terminating employees their final paychecks in an untimely manner. The lawsuit seeks statutory penalties. On January 4, 2005, the case was certified as a class action. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company, Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) claiming that certain provisions of the agreements (the “Labor Dispute Agreements”) between Albertsons, The Kroger Co. and Safeway Inc. (the “Retailers”), which provided for “lock-outs” in the event that any Retailer was struck at any or all of its Southern California facilities during the 2003-2004 labor dispute in Southern California when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute violate Section 1 of the Sherman Act. The lawsuit seeks declarative, injunctive and other legal and equitable relief. The Retailers’ motion for summary judgment was denied on May 26, 2005 and the Retailers’ appeal of that decision was dismissed on November 29, 2005. On December 7, 2006, the Attorney General’s motion for Summary Judgment was denied, and the Attorney General’s motion to certify an appeal of the decision was denied on March 5, 2007. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In March 2004, a lawsuit seeking class action status was filed against Albertsons in the Superior Court of the State of California in and for the County of Alameda, California (Dunbar v. Albertson’s, Inc.) by a grocery manager seeking recovery including overtime pay based upon plaintiff’s allegation that he and other grocery managers were improperly classified as exempt under California law. Class certification was denied in June 2005 and the Court granted plaintiffs’ motion to consolidate trial of approximately sixty claims. The claims have been resolved and all complaints dismissed.

In August 2004, Sally Wilcox and Dennis Taber filed a complaint, later certified as a class action, in California Superior Court in and for the County of San Diego, alleging that Albertson’s Inc. failed to pay wages for time worked during meal breaks to its non-exempt employees employed in key carrier positions. The lawsuit further alleges that Albertson’s failed to provide itemized wage statements as required by California law and that Albertson’s failed to timely pay wages of terminated or resigned employees as required by California law. The lawsuit further alleges a violation of the California Unfair Competition Law, Business and Professions Code Section 17200 et seq. The lawsuit seeks recovery of all wages, compensation and/or penalties owed the members of the class certified, including compensation of one hour of pay for rest or meal period violations and wages for all time worked while employees were clocked out for meal periods or required to remain on the premises during meal periods. The lawsuit further seeks to recover all past due compensation and penalties for failure to provide accurate itemized wage statements and to pay all wages due at time of termination for members of the class certified with interest from August 6, 2000 to time of trial. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On January 24, 2006, a class action complaint was filed in the Fourth Judicial District of the State of Idaho in and for the County of Ada, naming Albertsons and its directors as defendants. The action (Christopher Carmona v. Henry Bryant et al., No. CV-OC 0601251) challenged the agreements entered into in connection with the series of transactions facilitating the sale of Albertsons to SUPERVALU, CVS Corporation and an investment group led by Cerberus Capital Management, L.P. On May 18, 2006, the defendants entered into a memorandum of understanding for a full settlement with the plaintiff. On December 13, 2006, the Court held a hearing for final approval of the settlement, and on January 23, 2007, issued a Memorandum Decision and Order granting approval. On March 9, 2007, the Court issued a Final Judgment and Order of Dismissal with Prejudice.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of fiscal year 2007 to a vote of the security holders of the Company.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the New York Stock Exchange under the symbol SVU. As of April 20, 2007 there were 210,100,317 shares of common stock outstanding. At that date, there were 31,490 stockholders of record, excluding individual participants in security position listings. The information called for by Item 5 as to the sales price for the Company’s common stock on a quarterly basis during the last two fiscal years and dividend information is found under the heading “Common Stock Price” in Part II, Item 7 of this Annual Report on Form 10-K. The following table sets forth the Company’s purchase of equity securities for the periods indicated:

(shares not in millions) Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Treasury Stock Purchase Program (3)	Maximum Number of Shares that May Yet be Purchased Under the Treasury Stock Purchase Program (3)(4)
First four weeks
December 3, 2006 to December 30, 2006	8,479	$35.44	—	6,168,018
Second four weeks
December 31, 2006 to January 27, 2007	133,716	$35.52	—	6,168,018
Third four weeks
January 28, 2007 to February 24, 2007	129,632	$37.63	—	6,168,018

Totals	271,827	$36.52	—	6,168,018

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods. The fourth quarter of fiscal 2007 contains three 28-day periods.

(2)	These amounts include the deemed surrender by participants in the Company’s compensatory stock plans of 271,827 shares of previously issued common stock. These are in payment of the purchase price for shares acquired pursuant to the exercise of stock options and satisfaction of tax obligations arising from such exercises, as well as from the vesting of restricted stock granted under such plans.

(3)	On July 26, 2006, the Company announced a treasury stock purchase program authorized by the Board of Directors in June 2006 to repurchase up to 10,000,000 additional shares of the Company’s common stock upon the exercise of employee stock options by the former employees of Albertsons. As of February 24, 2007, 2,474,718 shares remain available for repurchase under the 10,000,000 share repurchase program and 3,693,300 shares remain available for repurchase under the 5,000,000 share repurchase program.

(4)	On April 18, 2007, the Company’s Board of Directors adopted a new share repurchase program authorizing the Company to purchase up to $235 of the Company’s common stock. Share repurchases will be made with the cash generated from the exercise of stock options and mandatory convertible securities equity issuance. This program replaces all previously existing programs.

Stock Performance Graph

The following graph compares the yearly change in the Company’s cumulative shareholder return on its common stock for the period from the end of fiscal 2002 to the end of fiscal 2007 to that of the Standard & Poor’s (“S&P”) 500 and a group of peer companies in the retail grocery industry. The stock price performance shown below is not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR TOTAL RETURN AMONG SUPERVALU, S&P 500,

FISCAL 2006 PEER GROUP AND FISCAL 2007 PEER GROUP (1)

February 22, 2002 through February 23, 2007 (2)

Date	SUPERVALU	S&P 500	Fiscal 2006 Peer Group (3)	Fiscal 2007 Peer Group (4)
February 22, 2002	100.00	100.00	100.00	100.00
February 21, 2003	62.32	79.16	56.90	76.66
February 27, 2004	121.23	108.71	72.92	95.21
February 25, 2005	140.10	116.90	65.51	85.58
February 24, 2006	142.30	126.60	85.01	80.05
February 23, 2007	170.53	144.97	116.41	93.14

(1)	Total return assuming $100 invested on February 22, 2002 and reinvestment of dividends on the day they were paid.
(2)	The Company’s fiscal year ends on the last Saturday in February.
(3)	The 2006 Peer Group consists of Great Atlantic & Pacific Tea Company, Inc., Ingles Markets, Incorporated, The Kroger Co., Pathmark Stores, Inc., Safeway Inc. and Weis Markets, Inc.
(4)	In fiscal 2007, the Company acquired the core supermarket businesses of Albertsons. This acquisition greatly increased the relative size of the Company’s Retail food business. As a result, the Company’s fiscal 2007 Peer Group was revised to consist of Delhaize Group, Great Atlantic & Pacific Tea Company, Inc., Koninklijke Ahold N.V., The Kroger Co., Safeway Inc. and Wal-Mart Stores, Inc.

The performance graph above is being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 6.	SELECTED FINANCIAL DATA

The information called for by Item 6 is found within the Five Year Financial and Operating Summary on pages F-2–F-3.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SUPERVALU is one of the largest grocery companies in the United States. The Company operates in two segments of the grocery industry, Retail food stores and Supply chain services, which includes food distribution and related logistics support services. At February 24, 2007, we conducted our retail operations through a total of 2,478 stores of which 858 are licensed locations. Store counts are adjusted for the planned sale of 18 Scott’s stores and the sale or closure of 10 Jewel-Osco stores in the Milwaukee area. Principal formats include combination stores (defined as food and drug), food stores and limited assortment food stores. Our Supply chain services operations network spans 48 states and we serve as primary grocery supplier to approximately 2,200 stores, in addition to our own regional banner store network, as well as serving as secondary grocery supplier to approximately 400 stores. SUPERVALU is one of the largest companies in the Unites States grocery channel.

The Albertsons Acquisition

On June 2, 2006 (the “Acquisition Date”), the Company acquired New Albertson’s, Inc. (“New Albertsons”) consisting of the core supermarket businesses (the “Acquired Operations”) formerly owned by Albertson’s, Inc. (“Albertsons”) operating under the banners of Acme Markets, Bristol Farms, Jewel-Osco, Shaw’s Supermarkets, Star Market, the Albertsons banner in the Intermountain, Northwest and Southern California regions, the related in-store pharmacies under the Osco and Sav-On banners, 10 distribution centers, certain regional offices and certain corporate offices in Boise, Idaho; Glendale, Arizona and Salt Lake City, Utah (the “Acquisition”).

The Acquisition greatly increased the size of the Company. The Acquisition also greatly increased the relative size of the Company’s Retail food segment compared to its Supply chain services segment. In fiscal 2007, 74.9 percent of our Net sales and 90.3 percent of our Operating earnings came from our Retail food segment, compared to 53.5 percent and 61.8 percent, respectively, in fiscal 2006. In fiscal 2008, we expect the Company’s Retail food segment will contribute approximately 80 percent of the Company’s Net sales.

The Industry and the Economic Environment

The retail grocery industry can be characterized as one of continued consolidation and rationalization, with the Acquisition being one of the largest acquisitions in the history of the industry. Grocery retailers also continue to compete against an increasing number of competitive formats that are adding square footage devoted to food and groceries such as supercenters, club stores, mass merchandisers, dollar stores, drug stores and other alternate formats.

The grocery industry is also affected by the general economic environment and its impact on consumer spending behavior. We would characterize fiscal 2007 as a year with continued economic growth, continued high fuel prices and modest product cost inflation. For fiscal 2008, we expect consumer spending will be impacted by high fuel prices, continued food inflation and the soft housing market.

The Company’s Plan

We believe we can be successful against this industry backdrop with our regional retail formats that focus on local execution, merchandising and consumer knowledge. In addition, our operations will benefit from our efficient and low-cost supply chain and new economies of scale as we leverage our Retail food and Supply chain services operations. We plan to expand regional retail banner square footage through selective new store growth in key markets where we have significant market share. The Acquisition has significantly expanded our retail presence and the number of stores we operate. Save-A-Lot, our limited assortment format, currently operates in 42 states. In addition, we will supplement regional retail store growth with continued focus on remodel activities. Given the life cycle maturity of our Supply chain services business with its inherent attrition rate, future growth in food distribution will be modest and primarily achieved through serving new independent customers, net growth from existing customers and further consolidation opportunities.

RESULTS OF OPERATIONS

Highlights of results of operations as reported and as a percent of net sales are as follows:

	February 24, 2007 (52 weeks)		February 25, 2006 (52 weeks)		February 26, 2005 (52 weeks)
	(In millions)
Net sales	$37,406	100.0%	$19,864	100.0%	$19,543	100.0%
Cost of sales	29,267	78.2	16,977	85.5	16,681	85.4
Selling and administrative expenses	6,834	18.3	2,448	12.3	2,229	11.4
Gain on sale of WinCo Foods, Inc.	—	—	—	—	109	0.6
Restructure and other charges	—	—	4	—	26	0.1

Operating earnings	$1,305	3.5	$435	2.2	$716	3.7
Interest expense	600	1.6	139	0.7	138	0.7
Interest income	42	0.1	33	0.2	23	0.1

Earnings before income taxes	$747	2.0	$329	1.7	$601	3.1
Income tax expense	295	0.8	123	0.6	215	1.1

Net earnings	$452	1.2%	$206	1.1%	$386	2.0%

Net earnings per common share – diluted	$2.32		$1.46		$2.71

Comparison of fifty-two weeks ended February 24, 2007 (fiscal 2007) with fifty-two weeks ended February 25, 2006 (fiscal 2006):

In fiscal 2007, the Company achieved net sales of $37,406 compared with $19,864 last year. Net earnings for fiscal 2007 were $452 and diluted earnings per share were $2.32 compared with net earnings of $206 and diluted earnings per share of $1.46 last year. Results for fiscal 2007 include Acquisition-related costs (defined as one-time transaction costs, which primarily include retention bonuses and consultant fees) of $40 after tax, charges related to the Company’s plan to dispose of 18 Scott’s banner stores (“Scott’s”) of $23 after tax and incremental stock option expense related to the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123(R)”) of $15 after tax. Results for fiscal 2006 included charges of $111 after tax primarily related to Chicago and Pittsburgh.

Net Sales

Net sales for fiscal 2007 were $37,406 compared with $19,864 last year, an increase of 88 percent. Retail food sales were approximately 75 percent of Net sales and Supply chain services sales were approximately 25 percent of Net sales for fiscal 2007, compared with approximately 54 percent and approximately 46 percent, respectively, last year.

Retail food sales for fiscal 2007 were $28,016 compared with $10,635 last year, an increase of 163 percent. The increase was due primarily to the Acquisition. Identical store retail sales growth, defined as stores operating for four full quarters, including store expansions and excluding fuel, for fiscal 2007 as compared to fiscal 2006 was negative 1.1 percent. Identical store retail sales growth on a combined basis, as if the Acquired Operations stores were in the store base for four full quarters, was positive 0.4 percent.

During fiscal 2007, the Company acquired 1,117 stores through the Acquisition, added 73 new stores through new store development and closed 75 stores, 47 of which were acquired through the Acquisition.

Total retail square footage, including acquired stores and licensed stores and excluding the divested Scott’s, Jewel-Osco Milwaukee, Chicago and Pittsburgh stores, increased to approximately 84 million square feet at the end of fiscal 2007 compared to approximately 30 million square feet at the end of fiscal 2006.

Supply chain services sales for fiscal 2007 were $9,390 compared with $9,229 last year, an increase of 2 percent. This increase is primarily due to new business from the traditional food distribution business and temporary business, partially offset by customer attrition.

Gross Profit

Gross profit, as a percent of Net sales, was 21.8 percent for fiscal 2007 compared with 14.5 percent last year. The increase in Gross profit, as a percent of Net sales, primarily reflects the increase in Retail food sales, which has a higher gross profit percentage than Supply chain services, as a percent of total Net sales as a result of the Acquisition.

Selling and Administrative Expenses

Selling and administrative expenses, as a percent of Net sales, were 18.3 percent for fiscal 2007 compared with 12.3 percent last year. The increase in Selling and administrative expenses, as a percent of Net sales, primarily reflects the higher percentage of Retail food sales as a percentage of total Net sales as a result of the Acquisition, which was partially offset by Acquisition-related pre-tax costs of $65, a pre-tax charge for Scott’s of $26 and incremental pre-tax stock option expense associated with the Company’s adoption of SFAS No. 123(R) of $25. Fiscal 2006 included pre-tax charges of $174 primarily related to Chicago and Pittsburgh.

Operating Earnings

Operating earnings for fiscal 2007 were $1,305 compared with $435 last year, primarily reflecting the results of the Acquisition. Operating earnings for fiscal 2007 were impacted by Acquisition-related pre-tax costs of $65, a pre-tax charge for Scott’s of $26 and incremental pre-tax stock option expense associated with the Company’s adoption of SFAS No. 123(R) of $25. Retail food Operating earnings for fiscal 2007 were $1,179, or 4.2 percent of Retail food Net sales, compared with last year’s Retail food Operating earnings of $269, or 2.5 percent of Retail food Net sales. The increase in Retail food Operating earnings, as a percent of Retail food Net sales, primarily reflects the results of the Acquisition and pre-tax charges of $174 in fiscal 2006 primarily related to Chicago and Pittsburgh. Supply chain services Operating earnings for fiscal 2007 were $257, or 2.7 percent of

Supply chain services Net sales, compared with last year’s Supply chain services Operating earnings of $214, or 2.3 percent of Supply chain services Net sales. The increase in Supply chain services Operating earnings, as a percent of Supply chain services Net sales, primarily reflects improved sales leverage.

Net Interest Expense

Net interest expense was $558 in fiscal 2007 compared with $106 last year. The increase primarily reflects interest expense related to assumed debt and new borrowings related to the Acquisition.

Income Taxes

The effective tax rates were 39.5 percent and 37.4 percent in fiscal 2007 and fiscal 2006, respectively. The increase is primarily due to the Acquisition and the write-off of non tax-deductible goodwill primarily related to the planned disposition of 18 Scott’s stores in fiscal 2007. The fiscal 2006 effective tax rate was primarily impacted by the write-off of non tax-deductible goodwill related to the sale of Chicago. Without these items, the effective tax rates would have been 38.6 percent and 37.0 percent for fiscal 2007 and fiscal 2006, respectively.

Net Earnings

Net earnings were $452 for fiscal 2007 compared with Net earnings of $206 last year. Results for fiscal 2007 include Acquisition-related costs of $40 after tax, a charge related to plans to dispose of Scott’s of $23 after tax and incremental stock option expense related to the Company’s adoption of SFAS No. 123(R) of $15 after tax. Results for fiscal 2006 include charges of $111 after tax primarily related to Chicago and Pittsburgh.

Weighted average basic shares increased to 189 for fiscal 2007 compared with 136 shares last year. Weighted average diluted shares increased to 196 for fiscal 2007 compared with 146 shares last year. The increase is primarily due to the shares issued in conjunction with the Acquisition on June 2, 2006.

Comparison of fifty-two weeks ended February 25, 2006 (fiscal 2006) with fifty-two weeks ended February 26, 2005 (fiscal 2005):

In fiscal 2006, the Company achieved Net sales of $19,864 compared with $19,543 in fiscal 2005, an increase of 1.6 percent. Net earnings for fiscal 2006 were $206 compared with Net earnings of $386 in fiscal 2005. Results for fiscal 2006 include charges of $111 after tax primarily related to Chicago and Pittsburgh. Results for fiscal 2005 include a net after-tax gain on the sale of the Company’s minority interest in WinCo Foods, Inc. (“WinCo”) of $68.

Net Sales

Net sales for fiscal 2006 were $19,864 compared with $19,543 in fiscal 2005. Retail food sales were approximately 54 percent of Net sales and Supply chain services sales were approximately 46 percent of Net sales for each of fiscal 2006 and fiscal 2005.

Retail food sales for fiscal 2006 were $10,635 compared to $10,549 in fiscal 2005, an increase of 0.8 percent. The increase primarily reflects net new store growth, which was partially offset by negative same store sales. For fiscal 2006, same-store retail sales, defined as stores operating for four full quarters, including store expansions, decreased 0.5 percent compared to fiscal 2005.

Fiscal 2006 store activity, including licensed units, resulted in 68 new stores opened and 85 stores closed. Exclusive of the Chicago, Pittsburgh and Deals stores, total retail square footage, including licensed stores, increased approximately two percent over the prior year.

Supply chain services sales for fiscal 2006 were $9,229 compared with $8,994 in fiscal 2005, an increase of 2.6 percent, primarily reflecting new business from the traditional food distribution business, the acquisition of Total Logistics and temporary new business of approximately three percent, three percent and two percent, respectively, partially offset by customer attrition, which includes the fiscal 2006 impact of cycling three large customer transitions to other suppliers in the prior year.

Gross Profit

Gross profit, as a percent of Net sales, was 14.5 percent for fiscal 2006 compared with 14.6 percent in fiscal 2005. Gross profit, as a percent of Net sales, primarily reflects the benefits of retail merchandising execution and the acquisition of Total Logistics, which was more than offset by the impact of Supply chain services costs of approximately $22 related to costs for new growth initiatives for supply chain technology and the launch of our specialty produce distribution business, W. Newell and Co. and approximately $1 of losses related to minority owned investments in contrast to $14 of earnings in fiscal 2005.

Selling and Administrative Expenses

Selling and administrative expenses, as a percentage of Net sales, were 12.3 percent for fiscal 2006 compared with 11.4 percent in fiscal 2005. The increase primarily reflects approximately $174 of pre-tax costs primarily related to charges for Chicago and Pittsburgh.

Restructure and Other Charges

For fiscal 2006 and fiscal 2005, the Company incurred $4 and $26, respectively, in pre-tax restructure and other charges. These charges primarily reflect changes in estimates on exited real estate for fiscal 2006 and the increased liabilities associated with employee benefits related costs from previously exited distribution facilities as well as changes in estimates on exited real estate for fiscal 2005.

Operating Earnings

Operating earnings for fiscal 2006 were $435 compared with $716 in fiscal 2005. Results for fiscal 2006 include charges of approximately $174 pre-tax primarily related to Chicago and Pittsburgh. Fiscal 2005 includes a pre-tax gain of approximately $109 on the sale of WinCo and $26 of restructure and other charges. Retail food Operating earnings were $269, or 2.5 percent of Retail food Net sales, compared to fiscal 2005 Retail food Operating earnings of $446, or 4.2 percent of Retail food Net sales. The decrease in Retail food Operating earnings, as a percent of Retail food Net sales, reflects charges of approximately $174 pre-tax primarily related to Chicago and Pittsburgh. Supply chain services Operating earnings were $214, or 2.3 percent of Supply chain services Net sales compared to fiscal 2005 Supply chain services Operating earnings of $235, or 2.6 percent of Supply chain services Net sales. The decrease in Supply chain services Operating earnings, as a percent of Supply chain services Net sales, primarily reflects the start-up costs related to growth initiatives and losses from minority owned investments, which more than offset the benefit of the higher margin third party logistics business acquired in 2005.

Net Interest Expense

Net interest expense decreased to $106 for fiscal 2006 compared with $115 in fiscal 2005. The decrease primarily reflects lower borrowing levels partially offset by higher borrowing rates and the absence of the $6 early redemption costs relating to the $250 notes redeemed in the first quarter of fiscal 2005.

Income Taxes

The effective tax rate was 37.4 percent and 35.8 percent for fiscal 2006 and fiscal 2005, respectively. The fiscal 2005 tax rate reflects the impact of net favorable tax settlements.

Net Earnings

Net earnings were $206 for fiscal 2006 compared with Net earnings of $386 in fiscal 2005. Results for fiscal 2006 include charges of $61 after tax related to Chicago and $38 after tax related to Pittsburgh. Results for fiscal 2005 include a net after-tax gain on the sale of the Company’s minority interest in WinCo of $68 after tax.

Weighted average basic shares increased to 136 for fiscal 2006 compared with 135 in fiscal 2005 and weighted average diluted shares increased to 146 for fiscal 2006 compared with 145 shares in fiscal 2005, reflecting the net impact of stock activity including stock option activity, share repurchases under the treasury plan and dilution impacts.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant accounting policies are discussed in the Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements. Management believes the following critical accounting policies reflect its more subjective or complex judgments and estimates used in the preparation of the Company’s consolidated financial statements.

Vendor Funds

The Company receives funds from many of the vendors whose products the Company buys for resale in its stores. These vendor funds are provided to increase the sell-through of the related products. The Company receives vendor funds for a variety of merchandising activities: placement of the vendors’ products in the Company’s advertising; display of the vendors’ products in prominent locations in the Company’s stores; introduction of new products into the Company’s distribution system and retail stores; exclusivity rights in certain categories that have slower-turning products; and to compensate for temporary price reductions offered to customers on products held for sale at retail stores. The Company also receives vendor funds for buying activities such as volume commitment rebates, credits for purchasing products in advance of their need and cash discounts for the early payment of merchandise purchases. As of February 24, 2007, the terms of the Company’s vendor funds arrangements varied in length from primarily short-term arrangements that are to be completed within a quarter to long-term arrangements that are primarily expected to be completed within three years.

The Company recognizes vendor funds for merchandising activities as a reduction of Cost of sales when the related products are sold in accordance with Emerging Issues Task Force (“EITF”) Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”

Inventories

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventory consists of finished goods.

Approximately 82 percent and 65 percent of the Company’s inventories are valued using the last-in, first-out (“LIFO”) method for fiscal 2007 and 2006, respectively. The first-in, first-out method (“FIFO”) is used to determine cost for some of the remaining highly perishable inventories. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the Company’s inventories would have been higher by approximately $178 at February 24, 2007 and $160 at February 25, 2006.

The Company uses a combination of the retail inventory method (“RIM”) and replacement cost method to determine the cost of its inventory. The RIM valuation of inventories is at cost and the gross margins are calculated by applying a cost-to-retail ratio to the current retail value of inventories. The replacement cost method utilizes the most current unit purchase cost to calculate the value of inventories.

During fiscal 2007, 2006 and 2005, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2007, 2006 and 2005 purchases. As a result, Cost of sales decreased by $6, $7 and $11 in fiscal 2007, 2006 and 2005, respectively. This increased Net earnings per diluted share by $0.02, $0.03 and $0.05 in 2007, 2006 and 2005, respectively.

The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the financial statement date.

Reserves for Closed Properties and Asset Impairment Charges

The Company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining noncancellable lease payments after the closing date, net of estimated subtenant income. The closed property lease liabilities usually are paid over the remaining lease terms, which generally range from one to 26 years. The Company estimates subtenant income and future cash flows based on the Company’s experience and knowledge of the market in which the closed property is located, the Company’s previous efforts to dispose of similar assets and existing economic conditions.

Owned properties and capital lease properties that are closed are reduced to their estimated fair value. Reduction in the carrying values of property, equipment and leasehold improvements are recognized when expected net future cash flows are less than the assets’ carrying value. The Company estimates net future cash flows based on its experience and knowledge of the market in which the closed property is located and, when necessary, utilizes local real estate brokers.

Adjustments to closed property reserves primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.

The expectations on timing of disposition or sublease and the estimated sales price or sublease income associated with closed properties are impacted by variable factors such as inflation, the general health of the economy, resultant demand for commercial property, the ability to secure subleases, the creditworthiness of sublessees and the Company’s success at negotiating early termination agreements with lessors. While management believes the current estimates on closed properties are adequate, it is possible that market conditions in the real estate market could cause changes in the Company’s assumptions and may require additional reserves and asset impairment charges to be recorded.

Reserves for Self-Insurance

The Company is primarily self-insured for workers’ compensation, health care for certain employees and general and automobile liability costs. It is the Company’s policy to record its self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported, discounted at a risk-free interest rate. Any projection of losses concerning workers’ compensation, health care and general and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. The Company had reserves of approximately $992 and $58 as of February 24, 2007 and February 25, 2006, respectively. The increase in the reserve is primarily a result of reserves related to the Acquired Operations. The impact to the Company’s liability of each 25 basis point reduction in the discount rate would be to increase the Company’s liability by approximately $6.

Benefit Plans

The Company sponsors pension and other postretirement plans in various forms covering substantially all employees who meet eligibility requirements. The determination of the Company’s obligation and related expense for Company-sponsored pension and other postretirement benefits is dependent, in part, on management’s selection of certain assumptions used by its actuaries in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and health care costs. In accordance with generally accepted accounting principles, actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligation in future periods. While the Company believes that its assumptions are appropriate, significant differences in actual experience or significant changes in assumptions may materially impact non-union pension and other postretirement obligations and future expenses.

For fiscal 2008, the impact to pension expense of each 25 basis point reduction in the discount rate would be to increase pension expense by approximately $6 and the impact of each 25 basis point reduction in expected return on plan assets would be to increase pension expense by approximately $4. Similarly, for postretirement benefits, a one percent change in the health care cost trend rate would impact the accumulated postretirement benefit obligation by approximately $11 and the service and interest cost by $1 in fiscal 2008. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, and longer or shorter life spans of participants.

Goodwill and Intangible Assets

Goodwill was $5,921 as of February 24, 2007, reflecting an increase of approximately $4,307 in fiscal 2007 from $1,614 as of February 25, 2006. This increase was primarily due to $4,333 of goodwill recognized as a result of the Acquisition. Goodwill and intangible asset balances related to the Acquisition will be adjusted through the first quarter of fiscal 2008 in accordance with SFAS No. 141, “Business Combinations.” For further information, see Note 3 – Business Acquisition, in the Notes to Consolidated Financial Statements. In fiscal 2007, the Company recorded a pre-tax goodwill impairment charge of $19 related to the plan to dispose of Scott’s. The decrease in goodwill from $1,628 as of February 25, 2005 to $1,614 as of February 26, 2006 resulted primarily from purchase accounting adjustments of $29 between deferred income taxes and goodwill related to former acquisitions and reductions of goodwill of $11 primarily related to the disposition of Pittsburgh and Chicago stores, which were partially offset by purchase accounting adjustments to increase goodwill by $20 for the finalization of the valuation in fiscal 2006 related to the acquisition of Total Logistics in fiscal 2005. For additional information, see Note 7 – Goodwill and Other Acquired Intangible Assets, in the Notes to Consolidated Financial Statements.

Income Taxes

We calculate our current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in our income tax returns filed during the subsequent year. We record adjustments based on filed returns when we have identified and finalized them, which is generally in a subsequent period. In conjunction with the Acquisition, the Company has and will continue to record the deferred tax impacts of purchase accounting adjustments including the ultimate resolution of acquisition tax contingencies and any changes to the respective valuation allowance.

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which we expect the differences to reverse.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations that can often take many years to resolve. We recognize liabilities for anticipated tax issues based on our estimate of whether, and the extent to which, additional tax payments will be required. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

We record a valuation allowance to reduce the deferred tax assets to the amount that we are more likely than not to realize. We have considered forecasted earnings, future taxable income and future prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance. Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $801, $695 and $801 in fiscal 2007, 2006 and 2005, respectively. The increase in cash from operating activities in fiscal 2007 from fiscal 2006 is primarily attributable to increased Net earnings and Depreciation and amortization as a result of the Acquisition, which is partially offset by changes in working capital and deferred income taxes.

Net cash used in investing activities was $2,760, $258 and $162 in fiscal 2007, 2006 and 2005, respectively. Fiscal 2007 investing activities primarily relate to the net assets acquired in the Acquisition and capital spending to fund retail store expansion and remodeling. Fiscal 2006 investing activities primarily reflect capital spending to fund retail store expansion, store remodeling, technology enhancements and supply chain growth initiatives. Fiscal 2005 activities primarily reflect capital spending to fund retail store expansion, store remodeling and technology enhancements as well as the acquisition of Total Logistics and the proceeds from the sale of WinCo.

Net cash provided (used) by financing activities was $1,443, ($193) and ($458) in fiscal 2007, 2006 and 2005, respectively. Fiscal 2007 financing activities relate primarily to the debt incurred in connection with the Acquisition, and senior notes issued in October 2006 partially offset by repayment of long-term debt of Albertsons standalone drug business payables related to the sale of Albertsons. Fiscal 2006 financing activities primarily reflect the repayments of long-term debt, the payment of dividends and the purchase of treasury shares net of proceeds from the exercise of outstanding options. Fiscal 2005 financing activities primarily reflect the payment of debt, the payment of dividends and the purchase of treasury shares net of proceeds from the exercise of outstanding options.

Management expects that the Company will continue to invest in capital expenditures with internally generated funds. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels. The Company will continue to obtain short-term financing from its credit facilities. Long-term financing will be maintained through existing and new debt issuances. The Company’s short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund its capital expenditures and acquisitions as opportunities arise. Maturities of debt issued will depend on management’s views with respect to the relative attractiveness of interest rates at the time of issuance and other debt maturities.

On October 31, 2006, the Company issued $500 in senior notes. The notes bear interest at a rate of 7.50 percent and are due in 2014. The notes are senior obligations and rank equally with all of the Company’s other senior unsecured indebtedness.

On June 1, 2006, the Company executed senior secured credit facilities in the amount of $4,000. These facilities were provided by a group of lenders and consist of a $2,000 five-year revolving credit facility (the “Revolving Credit Facility”), a $750 five-year term loan (“Term Loan A”), and a $1,250 six-year term loan (“Term Loan

B”). As of February 24, 2007, rates on the facilities were tied to LIBOR plus 0.50 percent to 2.00 percent or the Prime Rate plus 0.00 percent to 1.00 percent, depending on the type of borrowing and the Company’s credit ratings, with facility fees ranging from 0.10 percent to 0.50 percent, also depending on the Company’s credit ratings. The rates in effect on outstanding borrowings under the facilities as of February 24, 2007, based on the Company’s current credit ratings, were 0.40 percent for the facility fees, LIBOR plus 1.50 percent for LIBOR revolving advances, Prime Rate plus 0.50 percent for base rate revolving advances, LIBOR plus 1.50 for Term Loan A and LIBOR plus 1.75 percent for Term Loan B.

On March 8, 2007, the Company executed an amendment to the existing credit facility, resulting in new applicable interest rates for Term Loan A and Term Loan B. As of the amendment date, rates on Term Loan A and Term Loan B were changed to LIBOR plus 0.375 percent to 1.50 percent and LIBOR plus 1.25 percent to 1.75 percent, respectively, depending on the Company’s credit ratings. This amendment resulted in the rates on the outstanding Term Loan A and Term Loan B balances changing on March 8, 2007, to LIBOR plus 1.375 percent and LIBOR plus 1.50 percent, respectively.

All obligations under the senior secured credit facilities are guaranteed by each material subsidiary of the Company. The obligations are also secured by a pledge of the equity interests in those same material subsidiaries, limited as required by the existing public indentures of the Company and subsidiaries such that the respective debt issued need not be equally and ratably secured.

The senior secured credit facilities also contain various financial covenants including a minimum interest expense coverage ratio and a maximum debt leverage ratio. The interest expense coverage ratio shall not be less than 2.10 to 1 for each of the fiscal quarters ending up through December 30, 2006, 2.15 to 1 for each of the fiscal quarters ending up through December 30, 2007, and moves progressively to a ratio of not less than 2.30 to 1 for the fiscal quarters ending after December 30, 2009. The debt leverage ratio shall not exceed 4.50 to 1 for each of the fiscal quarters ending up through December 30, 2007 and moves progressively to a ratio not to exceed 3.75 to 1 for each of the fiscal quarters ending after December 30, 2009. As of February 24, 2007, the Company is in compliance with the covenants of the senior secured credit facilities.

In conjunction with the $4,000 senior secured credit facilities, the Company terminated its previous five-year unsecured $750 revolving credit agreement dated February 2005. Also terminated were the previous Albertsons credit facilities: $400 dated June 2005, $900 dated June 2004 and $100 dated July 2004. All letters of credit that had been issued and outstanding under the previous credit facilities were transferred under the new credit facility.

Borrowings under Term Loan A and Term Loan B may be repaid, in full or in part, at any time without penalty. Term Loan A has required repayments, payable quarterly, equal to 2.50 percent of the initial drawn balance for the first four quarterly payments (year one) and 3.75 percent of the initial drawn balance for each quarterly payment in years two through five, with the entire remaining balance due at the five year anniversary of the inception date. Term Loan B has required repayments, payable quarterly, equal to 0.25 percent of the initial drawn balance, with the entire remaining balance due at the six year anniversary of the inception date.

As of February 24, 2007, there were $654 of outstanding borrowings under the Revolving Credit Facility, Term Loan A had a remaining principal balance of $713, of which $94 was classified as current, and Term Loan B had a remaining principal balance of $1,241, of which $13 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $347 and the unused available credit under the Revolving Credit Facility was $999. The Company also had $65 of outstanding letters of credit issued under separate agreements with financial institutions.

In November 2006, the Company executed a 364-day accounts receivable securitization program, under which the Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. Facility fees under this program range from 0.15 percent to 1.50 percent, based on the Company’s credit ratings. The facility fee in effect on February 24, 2007, based on the Company’s current credit ratings, is 0.20 percent. As of February 24, 2007, there were $159 of outstanding borrowings under this program. As of February 24, 2007, there were $225 of accounts receivable pledged as collateral, classified in Accounts receivable in the Company’s February 24, 2007 Consolidated Balance Sheet. Due to the Company’s intent to renew the facility or refinance it with the Revolving Credit Facility, the facility is classified in Long-term debt in the February 24, 2007 Consolidated Balance Sheet.

In November 2001, the Company sold zero-coupon convertible debentures due 2031. On October 2, 2006, the Company purchased $213 of these debentures when over 80 percent of the holders put their debentures to the Company for cash. Holders of the debentures may require the Company to purchase all or a portion of the remaining $53 debentures on the first day of October 2011 at a purchase price equal to the accreted value of the debentures (which would include accrued but unpaid interest) at $409.08 (not in millions) per debenture. Since the current credit ratings of the Company are BB or lower as rated by Standard & Poor’s rating service, and Ba3 or lower as rated by Moody’s rating service, the debentures are currently convertible into shares of the Company’s common stock at the option of the holders. In the event of conversion, 9.6434 (not in millions) shares of the Company’s common stock will be issued per each thousand dollars of debentures, or approximately 1.5 shares, should all remaining debentures be converted. As of February 24, 2007, no holders have elected conversion of the debentures. The Company may redeem all or a portion of the remaining debentures at any time at a purchase price equal to the sum of the issue price plus accrued original issue discount as of the redemption date. Due to the holders’ ability to convert the debentures to common stock, the Company’s previous announcement of its intent to settle the debentures in cash and the Company’s ability to call the debentures for cash at any time, the debentures are classified as current debt.

The Company assumed 46,000,000 of 7.25 percent mandatory convertible securities (“Corporate Units”) upon the Acquisition of New Albertsons. Each Corporate Unit consisted of a forward stock purchase contract and, initially, a 2.5 percent ownership interest in one of Albertsons’ senior notes (which were assumed by New Albertsons in connection with the Acquisition) with a principal amount of one thousand dollars, which corresponds to a twenty-five dollar principal amount of senior notes. The purchase contracts yield 3.5 percent per year on the stated amount of twenty-five dollars and the senior notes yield 3.75 percent per year.

In October 2006, the Company made an offer to purchase all outstanding Corporate Units. At the close of the offer, the Company purchased approximately 35,000,000 Corporate Units at a purchase price of $25.22 per Corporate Unit, including accrued interest. In January 2007, the Company purchased approximately 4,000,000 Corporate Units in a privately negotiated transaction at a purchase price of $25.52 per Corporate Unit, including accrued interest. The Company paid an aggregate amount of approximately $979, including accrued interest, and recognized a gain of approximately $1 related to these purchases.

In February 2007, pursuant to the terms of the Corporate Units, the senior notes held as components of Corporate Units (the “Pledged Senior Notes”) were remarketed by the remarketing agent. Through the remarketing, the Company purchased all of the remarketed senior notes for approximately $180 and recognized a gain of less than $1. The proceeds of the remarketing of the Pledged Senior Notes (net of remarketing fee) were delivered to the collateral agent and used to purchase U.S. treasury securities, maturing on or about the purchase contract settlement date of May 16, 2007 (the “Purchase Contract Settlement Date”). The treasury securities will serve as collateral for the holders’ obligations under the purchase contracts associated with the Corporate Units.

As of February 24, 2007, under the terms of the purchase contracts, the Company would be required to issue a minimum of 1.1 shares and a maximum of 1.4 shares of its common stock for the remaining purchase contracts. If the purchase contracts had been settled at February 24, 2007, the Company would have received approximately $45 of net cash and would have issued approximately 1.2 shares of its common stock. Upon settlement of each purchase contract, the Company will receive the stated amount of twenty-five dollars on the purchase contract and will issue the requisite amount of Acquisition Consideration ($20.35 in cash and 0.182 SUPERVALU shares per share of Albertsons common stock subject to the settlement rate). The net amount of cash received will be recorded as an increase to stockholders’ equity.

Upon settlement of the purchase contracts on May 16, 2007, the Company will receive approximately $45 of net cash and issue 1.2 shares, which the Company intends to repurchase through its share repurchase program.

The Company is party to a synthetic leasing program for one of its major warehouses. The lease expires in April 2008 and it may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60. On February 8, 2007, the Company approved a plan to exit this facility. As a result of the decision to exit this facility, the Company has recorded the difference between the purchase option and the estimated market value of the property underlying the lease as a residual value guarantee. The residual value guarantee is included in Other current assets on the Company’s Consolidated Balance Sheet as of February 24, 2007 and will be amortized over the remaining term of the lease.

Medium-term notes of $30 due July 2027 contain put options that would require the Company to repay the notes in July 2007 if the holders of the notes so elect by giving the Company 30-days notice. Medium-term notes of $49 due April 2028 contain put options that would require the Company to repay the notes in April 2008 if the holders of the notes so elect by giving the Company 30-days notice. The $209 of 7.5 percent debentures due May 2037 contain put options that would require the Company to repay the notes in May 2009 if the holders of the notes so elect by giving the Company 30-days notice.

Annual cash dividends declared for fiscal 2007, 2006 and 2005, were $0.6575, $0.6400 and $0.6025 per common share, respectively. The Company’s dividend policy will continue to emphasize a high level of earnings retention for growth.

Capital spending for fiscal 2007 was $927, including $73 of capital leases. Capital spending primarily included retail store expansion and store remodeling. The Company’s capital spending for fiscal 2008 is projected to be approximately $1,200, including capital leases.

SUBSEQUENT EVENTS

On March 8, 2007, the Company executed an amendment to the existing credit facility, resulting in new applicable interest rates for two of its term loans. Rates on Term Loan A and Term Loan B were changed to LIBOR plus 0.375 percent to 1.50 percent and LIBOR plus 1.25 percent to 1.75 percent, respectively, depending on the Company’s credit ratings. This amendment resulted in the rates on the outstanding Term Loan A and Term Loan B balances changing to LIBOR plus 1.375 percent and LIBOR plus 1.50 percent, respectively.

On April 18, 2007, the Company’s Board of Directors adopted a new share repurchase program authorizing the Company to purchase up to $235 of the Company’s common stock. Share repurchases will be made with the cash generated from the exercise of stock options and mandatory convertible securities equity issuance. This program replaces all previously existing programs.

On April 18, 2007, the Company cancelled its interest rate swap agreements.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at February 24, 2007. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 20 years, with a weighted average remaining term of approximately 12 years. For each guarantee issued, if the affiliated retailer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At February 24, 2007, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $215 and represented approximately $141 on a discounted basis. No amount has been recorded in the

Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements. The Company believes the likelihood that it will be required to assume a material amount of these obligations is remote.

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

The Company is party to a synthetic leasing program for one of its major warehouses. The lease expires in April 2008 and it may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60. On February 8, 2007, the Company approved a plan to exit this facility. As a result of the decision to exit this facility, the Company has recorded the difference between the purchase option and the estimated market value of the property underlying the lease as a residual value guarantee. The residual value guarantee is included in Other current assets on the Company’s Consolidated Balance Sheet as of February 24, 2007 and will be amortized over the remaining term of the lease.

The Company had $412 of outstanding letters of credit as of February 24, 2007, of which $347 were issued under the credit facility and $65 were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The Company pays fees, which vary by instrument, of up to 1.75 percent on the outstanding balance of the letters of credit.

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

The Company is a party to various legal proceedings arising from the normal course of business as described in Part I, Item 3, under the caption “Legal Proceedings” and in Note 16 – Commitments, Contingencies and Off-Balance Sheet Arrangements, in the Notes to Consolidated Financial Statements, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Insurance Contingencies

The Company has outstanding workers’ compensation and general liability claims with a former insurance carrier that is experiencing financial difficulties. If the insurer fails to pay any covered claims that exceed deductible limits, creating “excess claims,” the Company may have the ability to present these excess claims to guarantee funds in certain states in which the claims originated. In the state where the Company faces the largest potential exposure, legislation was enacted that the Company believes increases the likelihood of state guarantee fund protection. The Company currently cannot estimate the amount of the covered claims in excess of deductible limits which will not be paid by the insurance carrier or otherwise. As of February 24, 2007, the insurance carrier continues to pay the Company’s claims. Based on information presently available to the Company, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Pension Plan / Health and Welfare Plan Contingencies

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are under-funded. Company contributions to these plans are likely to continue to increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment return on the assets held in the plans, actions taken by the trustees who manage the plans, and requirements under the Pension Protection Act and /or Section 412 (e) of the Internal Revenue Code. Furthermore, if the Company were to exit certain markets or otherwise cease making contributions to these plans at this time, it could trigger a withdrawal liability that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits.

The Company also makes contributions to multi-employer health and welfare plans in amounts set forth in the related collective bargaining agreements. Some of the collective bargaining agreements contain reserve requirements that may trigger unanticipated contributions resulting in increased health care expenses. If these health care provisions cannot be renegotiated in a manner that reduces the prospective health care cost as the Company intends, the Company’s Selling and administrative expenses could increase in the future.

The following table represents the Company’s significant contractual obligations at February 24, 2007.

	Payments Due Per Period
	Total	Fiscal 2008	Fiscal 2009-2010	Fiscal 2011-2012	Thereafter
Contractual Obligations:
Debt (1)	$8,398	$302	$1,107	$2,059	$4,930
Interest on long-term debt	6,172	599	1,117	871	3,585
Operating leases (2)	3,824	359	717	567	2,181
Capital and direct financing leases (3)	2,304	153	306	291	1,554
Benefit obligations (4)	7,824	116	222	233	7,253
Construction commitments	200	175	25	—	—
Deferred income taxes	593	92	152	184	165
Purchase obligations (5)	2,372	1,197	1,148	27	—
Self-insurance obligations	1,104	346	360	156	242

Total	$32,791	$3,339	$5,154	$4,388	$19,910

(1)	The Company has medium-term notes and debentures that contain put options that would require the Company to repay borrowed amounts prior to maturity. Medium-term notes of $30 and $49 mature in July 2027 and April 2028, respectively, and have put options exercisable in July 2007 and April 2008, respectively. Debentures in the amount of $209 mature in May 2037 and have put options exercisable in May 2009. Convertible debentures in the amount of $53 mature in 2031 and the holders have the ability to convert the debentures into shares of the Company’s common stock and the Company has announced its intent to use cash to settle the debentures. For the purpose of the table above, payments of these obligations are assumed to occur at scheduled maturity.

(2)	Represents the minimum rents payable under operating leases, offset by expected sublease income of $242, $58, $79, $48 and $57, respectively.

(3)	Rent payments are net of expected sublease income of $101, $16, $26, $21 and $38, respectively.

(4)	The Company’s benefit obligations include obligations related to sponsored defined benefit pension and postretirement benefit plans and deferred compensation plans. The defined benefit pension plan has plan assets of approximately $1,735 at the end of fiscal 2007. The postretirement plan obligations exclude any Medicare Part D subsidies that might be received from the federal government.

(5)	The Company’s purchase obligations include various obligations that have annual purchase commitments of $1 or greater. As of February 24, 2007, future purchase obligations existed that primarily related to supply contracts. In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These supply contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. The supply contracts that are cancelable have not been included above.

COMMON STOCK PRICE

SUPERVALU’s common stock is listed on the New York Stock Exchange under the symbol SVU. At fiscal 2007 year end, there were 31,614 shareholders of record compared with 6,206 at the end of fiscal 2006.

	Common Stock Price Range				Dividends Per Share
	2007		2006		2007	2006
Fiscal	High	Low	High	Low
First Quarter	$32.28	$28.24	$34.72	$30.64	$0.1625	$0.1525
Second Quarter	31.13	26.14	35.88	30.90	0.1650	0.1625
Third Quarter	34.57	29.09	33.93	29.55	0.1650	0.1625
Fourth Quarter	39.02	34.03	34.75	30.60	0.1650	0.1625

Year	39.02	26.14	35.88	29.55	0.6575	0.6400

Dividend payment dates are on or about the 15th day of March, June, September and December, subject to the Board of Directors approval.

NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) SFAS No. 123(R). SFAS No. 123(R) addresses the accounting for share-based payments, including grants of employee stock options. Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in their consolidated statements of earnings. SFAS No. 123(R) and related FASB Staff Positions became effective for the Company on February 26, 2006. The adoption of SFAS No. 123(R) and its effects are described in Note 12—Stock-Based Compensation, in the Notes to Consolidated Financial Statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 became effective for the Company on February 26, 2006 and did not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 became effective for the Company on February 26, 2006 and did not have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or unless a pronouncement includes alternative transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of a correction of an error and a change in accounting estimate. SFAS No. 154 became effective for the Company on February 26, 2006 and did not have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB ratified the consensuses of EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision. The Company’s accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 in the first fiscal quarter of 2007 did not result in a change to the Company’s accounting policy and, accordingly, did not have a material effect on the Company’s consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. FIN 48 is effective for the Company’s fiscal year beginning February 25, 2007, with early adoption permitted. The Company is in the process of evaluating the impact of adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company’s fiscal year beginning February 24, 2008, with early adoption permitted. The Company is in the process of evaluating the impact of adoption of SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for the Company’s fiscal year ending February 24, 2007. The adoption of SFAS No. 158 and its effects are described in Note 15—Benefit Plans, in the Notes to Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending February 24, 2007 and did not have a material effect on the Company’s consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market pricing risk consisting of interest rate risk related to debt obligations outstanding, its investment in notes receivable and, from time to time, derivatives employed to hedge interest rate changes on variable and fixed rate debt. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

The Company manages interest rate risk through the strategic use of fixed and variable rate debt and, to a limited extent, derivative financial instruments. Variable interest rate debt (bank loans, industrial revenue bonds and other variable interest rate debt) is utilized to help maintain liquidity and finance business operations. Long-term debt with fixed interest rates is used to assist in managing debt maturities and to diversify sources of debt capital.

The Company makes long-term loans to certain Supply chain customers and as such, holds notes receivable in the normal course of business. The notes generally bear fixed interest rates negotiated with each retail customer. The market value of the fixed rate notes is subject to change due to fluctuations in market interest rates.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates, including notes receivable, debt obligations and interest rate swap agreements. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates, excluding debt discounts or premiums related to the purchase accounting fair value adjustments. For notes receivable, the table presents the expected collection of principal cash flows and weighted average interest rates by expected maturity dates. For interest rate swap agreements, the table presents the estimate of the differential between interest payable and interest receivable under the swap agreements implied by the yield curve utilized to compute the fair value of the interest rate swaps.

	Summary of Financial Instruments
	February 24, 2007		Aggregate payments by fiscal year
	Fair Value	Total	2008	2009	2010	2011	2012	Thereafter
	(in millions, except rates)
Notes receivable
Principal receivable	$55	$55	$30	$9	$4	$4	$2	$6
Average rate receivable		6.2%	5.1%	7.4%	9.9%	9.8%	9.8%	4.3%
Debt with variable interest rates
Principal payable	$2,843	$2,834	$287	$132	$137	$125	$947	$1,206
Average variable rate payable		6.9%	6.1%	6.7%	6.6%	6.9%	7.0%	7.0%
Debt with fixed interest rates
Principal payable	$5,625	$5,564	$15	$64	$774	$986	$1	$3,724
Average fixed rate payable		7.5%	6.1%	6.6%	7.4%	7.7%	10.0%	7.4%

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Securities Litigation Reform Act

Any statements contained in this Annual Report on Form 10-K regarding the outlook for our businesses and their respective markets, such as projections of future performance, statements of our plans and objectives, forecasts of market trends and other matters, are forward-looking statements based on our assumptions and beliefs. Such statements may be identified by such words or phrases as “will likely result,” “are expected to,” “will continue,” “outlook,” “will benefit,” “is anticipated,” “estimate,” “project,” “management believes” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

Certain factors could cause our future results to differ materially from those expressed or implied in any forward-looking statements contained in this Annual Report on Form 10-K. These factors include the factors discussed in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it not possible to foresee all such factors, these factors should not be considered as complete or exhaustive.

Economic and Industry Conditions

•	Adverse changes in economic conditions that affect consumer spending or buying habits

•	Food and drug price inflation or deflation

•	Increases in energy costs and commodity prices, which could impact consumer spending and buying habits and the cost of doing business

•	The availability of favorable credit and trade terms

•	Softness in national and local economies

•	Changes in interest rates

Competitive Practices

•	Competition from other food and/or drug retail chains, supercenters, non-traditional competitors and emerging alternative formats in our retail markets

•	The impact of consolidation in the retail food and supply chain services industries

•	Declines in the retail sales activity of our supply chain services customers due to competition or increased self-distribution

•	Changes in demographics or consumer preferences that affect consumer spending habits

Security and Food Safety

•

Business disruptions or losses resulting from wartime activities, acts or threats of terror, data theft, information espionage, or other criminal activity directed at the food and drug industry, the transportation industry, or computer or communications systems

•	Other events that give rise to actual or potential food contamination, drug contamination or food-borne illness

Labor Relations and Employee Benefit Costs

•	Potential work disruptions resulting from labor disputes

•	Increased operating costs resulting from rising employee benefit costs or pension funding obligations

•	The ability to hire, train or retain employees

Expansion and Acquisitions

•	Our ability to successfully combine our operations with the Acquired Operations, to achieve expected synergies and to minimize the diversion of management’s attention and resources

•

Our ability to provide transition support services to the purchasers of the non-core supermarket operations of Albertsons in a cost effective non-disputed manner with a minimal diversion of management time

•	The adequacy of our capital resources for future acquisitions, the expansion of existing operations or improvements to facilities

•

Our ability to locate suitable store or distribution center sites, negotiate acceptable purchase or lease terms, and build or expand facilities in a manner that achieves appropriate returns on our capital investment

•	Our ability to attract and retain customers

•	Our ability to make acquisitions at acceptable rates of return, assimilate acquired operations and integrate the personnel of the acquired business

Liquidity

•	Additional funding requirements to meet anticipated debt payments and capital needs

•	The impact of acquisitions, including our recent acquisition of the Acquired Operations, on our level of indebtedness, debt ratings, costs and future financial flexibility

Legal and Administrative Proceedings, Regulatory and Accounting Matters

•	Unfavorable outcomes in litigation, governmental or administrative proceedings, or other disputes

•	Changes in applicable laws and regulations that impose additional requirements or restrictions on the operation of our businesses

•	The ability to timely obtain permits, comply with government regulations or make capital expenditures required to maintain compliance with government regulations

•	Changes in accounting standards that impact our financial statements

Operating Conditions

•	Changes in our business plans, operations, results and prospects

•	Potential delays in the development, construction or start-up of planned projects

•	Difficulties in developing, maintaining or upgrading information technology systems

•	The outcome of negotiations with partners, governments, suppliers, unions, or customers

•	Property damage or business disruption resulting from severe weather conditions and natural disasters that affect the Company, its customers or suppliers

•	Unseasonably adverse climatic conditions that impact the availability or cost of certain products in the grocery supply chain

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 7A is found under the heading of “Quantitative and Qualitative Disclosure About Market Risk” under Part II, Item 7 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is found in a separate section of this Annual Report on Form 10-K on pages F-1 through F-54. See “Index of Selected Financial Data and Financial Statements and Schedules” on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)

under the Exchange Act) as of February 24, 2007, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of the valuation date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

The financial statements, financial analyses and all other information included in this Annual Report on Form 10-K were prepared by the Company’s management, which is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

ii.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition and use or disposition of the Company’s assets that could have a material effect on the financial statements.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of February 24, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework . Based on management’s assessment using this framework, it believes that, as of February 24, 2007, the Company’s internal control over financial reporting is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 24, 2007, has been audited by KPMG LLP, our independent registered public accounting firm. Their report, which is set forth on page F-5 of this Annual Report on Form 10-K, expresses an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of February 24, 2007.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended February 24, 2007, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10, as to compliance with Section 16(a) of the Exchange Act, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2007 Annual Meeting of Stockholders under the heading “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance.” The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2007 Annual Meeting of Stockholders under the heading “Meetings of the Board of Directors and Committees of the Board—Audit Committee.” The information called for by Item 10, as to executive officers, is set forth under “Executive Officers of the Company” in Part I, Item 1 of this Annual Report on Form 10-K. The information called for by Item 10, as to directors, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2007 Annual Meeting of Stockholders under the heading “Election of Directors (Item 1).”

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and all other employees and non-employee directors of the Company. This code of ethics is posted on the Company’s website ( www.supervalu.com ). The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on the Company’s website, at the address specified above.

The Company’s Corporate Governance Principles and charters for each Committee of its Board of Directors are also available on the Company’s website. The code of ethics, Corporate Governance Principles and charters are also available in print to any stockholder who submits a request to: SUPERVALU INC., P.O. Box 990, Minneapolis, Minnesota 55440.

Information on the Company’s website is not deemed to be incorporated by reference into this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2007 Annual Meeting of Stockholders under the headings “Director Compensation,” “Executive Compensation” and “Report of Executive Personnel and Compensation Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12, as to security ownership of certain beneficial owners, directors and management, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2007 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.” The information called for by Item 12, as to the equity compensation table, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2007 Annual Meeting of Stockholders under the heading “Proposal to Approve the SUPERVALU INC. 2007 Stock Plan (Item 2) – Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13, as to director independence, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2007 Annual Meeting of Stockholders under the heading “Board Practices – Director Independence.” The information called for by Item 13, as to related person transactions, is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2007 Annual Meeting of Stockholders under the heading “Board Practices – Policy and Procedures Regarding Transactions with Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2007 Annual Meeting of Stockholders under the heading “Independent Registered Public Accountants’ Fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:

The consolidated financial statements to the Company listed in the accompanying “Index of Selected Financial Data and Financial Statements and Schedules” together with the reports of KPMG LLP, independent registered public accountants, are filed as part of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules:

The consolidated financial statement schedules to the Company listed in the accompanying “Index of Selected Financial Data and Financial Statements and Schedules” together with the reports of KPMG LLP, independent registered public accountants, are filed as part of this Annual Report on Form 10-K.

(3)	Exhibits:

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Agreement and Plan of Merger, dated January 22, 2006, by and among Albertson’s Inc., New Aloha Corporation (n/k/a New Albertson’s, Inc.), New Diamond Sub, Inc., SUPERVALU INC., and Emerald Acquisition Sub, Inc. is incorporated herein by reference to Annex A of the Registration Statement on Form S-4 (Registration No. 333-132397-01) of SUPERVALU INC. and New Albertson’s, Inc., filed on April 28, 2006.

(3)	Articles of Incorporation and Bylaws:

3.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit (3)(i) to the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.

3.2	Restated Bylaws, as amended, is incorporated herein by reference to Exhibit (3)(ii) to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2006.

(4)	Instruments defining the rights of security holders, including indentures:

4.1	Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 33-52422).

4.2	First Supplemental Indenture dated as of August 1, 1990, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 33-52422).

4.3	Second Supplemental Indenture dated as of October 1, 1992, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 13, 1992.

4.4	Third Supplemental Indenture dated as of September 1, 1995, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1,

1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 1995.

4.5	Fourth Supplemental Indenture dated as of August 4, 1999, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

4.6	Fifth Supplemental Indenture dated as of September 17, 1999, between the Company and Bankers Trust Company, as Trustee, to Indenture dated as of July 1, 1987, between the Company and Bankers Trust Company, as Trustee, is incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended September 11, 1999.

4.7	Rights Agreement dated as of April 12, 2000, between the Company and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.), as Rights Agent, including as Exhibit B the forms of Rights Certificate and Election to Exercise, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2000.

4.8	Indenture dated as of November 2, 2001, between the Company and The Chase Manhattan Bank, as Trustee, including form of Liquid Yield Option™ Note due 2031 (Zero Coupon—Senior), is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-81252) filed with the SEC on January 23, 2002.

4.9	Registration Rights Agreement, dated as of November 2, 2001, by and among the Company, Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, is incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-81252) filed with the SEC on January 23, 2002.

4.10	Form of Credit Agreement, dated as of February 28, 2005, among the Company, the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank Of America, N.A., as Syndication Agent, is incorporated herein by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2005.

4.11	Credit Agreement, dated as of June 1, 2006, by and among the Company, The Royal Bank of Scotland PLC, Bank of America, Citibank, Rabobank International, Cobank, ACB, U.S. Bank National Association, and various financial institutions and other persons from time to time parties hereto is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2006.

4.12	First Amendment to Credit Agreement, dated March 8, 2007, among SUPERVALU INC., The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders.

4.13	Indenture dated as of May 1, 1992, between Albertson’s, Inc. and Morgan Guaranty Trust Company of New York, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of Albertsons, Inc. (Reg. No. 333-41793) filed with the SEC on December 9, 1997.

4.14	Supplemental Indenture No.1, dated as of May 7, 2004, between Albertson’s, Inc. and U.S. Bank Trust National Association, as Trustee.

4.15	Supplemental Indenture No. 2 dated as of June 1, 2006, between Albertson’s LLC, New Albertson’s, Inc. and U.S. Bank Trust National Association, as Trustee, to Indenture dated as of May 1, 1992, between Albertson’s, Inc. and Morgan Guaranty Trust Company of New York, as Trustee is incorporated herein by reference to Exhibit 4.9 to the Company’s Current Report on Form 10-K filed with the SEC on June 7, 2006.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt to the Company and its subsidiaries are not filed and, in lieu thereof, the Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

(10)	Material Contracts:

10.1	SUPERVALU INC. 2002 Stock Plan, as amended.*

10.2	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Key Executives, as amended on April 17, 2007.*

10.3	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement and Stock Option Terms and Conditions for Key Executives, as amended, is incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.4	Form of SUPERVALU INC. 2002 Stock Plan Restoration Stock Option Agreement and Restoration Stock Option Terms and Conditions for Key Executives, as amended, is incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.5	Form of SUPERVALU INC. 2002 Stock Plan Stock Option Agreement for Non-Employee Directors and Stock Option Terms and Conditions for Non-Employee Directors is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.6	Form of SUPERVALU INC. 2002 Stock Plan Restoration Stock Option Agreement for Non-Employee Directors and Restoration Stock Option Terms and Conditions for Non-Employee Directors is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.7	Form of SUPERVALU INC. 2002 Stock Plan Supplemental Non-Qualified Stock Option Agreement for Non-Employee Directors and Terms and Conditions for Supplemental Stock Options for Non-Employee Directors is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.8	Form of SUPERVALU INC. 2002 Stock Plan Restricted Stock Award Certificate and Restricted Stock Award Terms and Conditions, as amended, is incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.9	SUPERVALU INC. 2002 Stock Plan Restricted Stock Unit Award Agreement dated as of October 12, 2006 for Jeffrey Noddle is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2006.*

10.10	SUPERVALU INC. 2002 Stock Plan Restricted Stock Unit Award Agreement for John H. Hooley is incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.11	Amendment No. 1 to the SUPERVALU INC. 2002 Stock Plan Restricted Stock Unit Award Agreement dated as of February 14, 2007 between John H. Hooley and SUPERVALU INC is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2007.*

10.12	SUPERVALU INC. 2002 Stock Plan Restricted Stock Unit Award Agreement for Michael L. Jackson is incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.13	SUPERVALU INC. 1997 Stock Plan, as amended.*

10.14	SUPERVALU INC. 1993 Stock Plan, as amended.*

10.15	SUPERVALU INC. 1993 Stock Plan Restricted Stock Unit Award Agreement for Jeffrey Noddle is incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.16	SUPERVALU INC. 1993 Stock Plan Restricted Stock Unit Award Agreement for David L. Boehnen, as amended, is incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.17	SUPERVALU INC. 1993 Stock Plan Restricted Stock Unit Award Agreement for Pamela K. Knous, as amended, is incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.*

10.18	SUPERVALU/Richfood Stock Incentive Plan, as amended.*

10.19	Resolutions of SUPERVALU INC. Board of Directors, amending the SUPERVALU INC. Restricted Stock Plan, as amended, are incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2001.*

10.20	SUPERVALU INC. 1983 Employee Stock Option Plan, as amended.*

10.21	SUPERVALU INC. 1989 Stock Appreciation Rights Plan is incorporated herein by reference to Exhibit (10)g. to the Company’s Annual Report on Form 10-K for the year ended February 25, 1989.*

10.22	SUPERVALU INC. Executive Incentive Bonus Plan is incorporated herein by reference to Exhibit (10)c. to the Company’s Annual Report on Form 10-K for the year ended February 22, 1997.*

10.23	SUPERVALU INC. Annual Cash Bonus Plan for Designated Corporate Officers, as amended, is incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended February 24, 2001.*

10.24	Performance Criteria for Awards Under the Company’s Annual Cash Bonus Plan for Designated Corporate Officers and the Executive Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended December 4, 2004.*

10.25	SUPERVALU INC. Long-Term Incentive Plan, as amended.*

10.26	Form of SUPERVALU INC. Long-Term Incentive Plan Restricted Stock Award Certificate and Long-Term Incentive Plan Restricted Stock Award Terms and

Conditions is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 11, 2004.*

10.27	Performance Criteria for Awards Under the Company’s Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended December 4, 2004.*

10.28	Albertson’s, Inc. 2004 Equity and Performance Incentive Plan, as amended.*

10.29	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Stock Option Agreement and Stock Option Terms and Conditions for Employees.*

10.30	Intentionally omitted.

10.31	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Award of Deferred Restricted Stock Units is incorporated herein by reference to Exhibit 10.58 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on December 20, 2004.*

10.32	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Non-Employee Director Deferred Share Units Agreement is incorporated herein by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 5, 2005.*

10.33	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Award of Deferrable Restricted Stock Units is incorporated herein by reference to Exhibit 10.60 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 5, 2005.*

10.34	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Non-Qualified Stock Option Award Agreement is incorporated herein by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended August 4, 2005.*

10.35	Form of Albertson’s, Inc. 2004 Equity and Performance Incentive Plan Award of Deferrable Restricted Stock Units is incorporated herein by reference to Exhibit 10.62 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on January 31, 2006.*

10.36	Albertson’s Inc. 1995 Stock-Based Incentive Plan, as amended.*

10.37	Form of Albertson’s, Inc. 1995 Stock-Based Incentive Plan Stock Option Agreement is incorporated herein by reference to Exhibit 10.24.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 1996.*

10.38	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan Award of Stock Option is incorporated herein by reference to Exhibit 10.46.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 31, 2002.*

10.39	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan Award of Deferred Stock Units is incorporated herein by reference to Exhibit 10.46.2 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 31, 2002.*

10.40	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Plan Award of Deferred Restricted Stock Units is incorporated herein by reference to Exhibit 10.57 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on December 20, 2004.*

10.41	Form of Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan Award of Deferrable Restricted Stock Units is incorporated herein by reference to Exhibit 10.59 to the Current Report on Form 8-K of Albertson’s, Inc. (Commission File Number 1-6187) filed with the SEC on December 20, 2004.*

10.42	SUPERVALU INC. Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.43	SUPERVALU INC. Excess Benefit Plan Restatement, as amended, is incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.44	SUPERVALU INC. Deferred Compensation Plan as amended, is incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.45	SUPERVALU INC. Executive Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.46	SUPERVALU INC. Executive Deferred Compensation Plan II, as amended, is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.47	Form of Agreement used in connection with the Company’s Executive Post Retirement Survivor Benefit Program is incorporated herein by reference to Exhibit (10)i. to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.48	Form of Change of Control Severance Agreements entered into with certain officers to the Company, as amended, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended December 2, 2006.*

10.49	SUPERVALU INC. Directors Retirement Program, as amended, is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.50	SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10)r. to the Company’s Annual Report on Form 10-K for the year ended February 24, 1990.*

10.51	First Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10)a. to the Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 7, 1996.*

10.52	Second Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10)r. to the Company’s Annual Report on Form 10-K for the year ended February 28, 1998.*

10.53	Third Amendment to SUPERVALU INC. Non-Qualified Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10)h. to the

Company’s Quarterly Report on Form 10-Q for the quarterly period (12 weeks) ended September 12, 1998.*

10.54	Fourth Amendment to SUPERVALU INC. Non-Qualified Supplement Executive Retirement Plan is incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.55	SUPERVALU INC. Non-Employee Directors Deferred Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended February 22, 2003.*

10.56	Amended and Restated SUPERVALU INC. Grantor Trust dated as of May 1, 2002 is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period (16 weeks) ended June 15, 2002.*

10.57	Annual discretionary CEO Bonus Pool is incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended February 25, 2006.*

10.58	Purchase and Separation Agreement, dated January 22, 2006, by and among the Company, Albertson’s, Inc., New Aloha Corporation and AB Acquisition LLC is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2006.

10.59	Amendment to Purchase and Separation Agreement, dated as of June 2, 2006, by and among the Company, Albertson’s LLC, New Albertson’s, Inc. and AB Acquisition LLC is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2006.

10.60	Asset Purchase Agreement, dated as of January 22, 2006, among the Company, CVS Corporation, CVS Pharmacy, Inc., Albertson’s, Inc., New Aloha Corporation and certain other sellers is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2006.

10.61	Amendment to Asset Purchase Agreement, dated June 2, 2006, by and among the Company, CVS Corporation, CVS Pharmacy, Inc., Albertson’s, Inc., New Albertson’s, Inc. and certain other sellers is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2006.

10.62	Letter Agreement, including Appendix A thereto, dated as of August 9, 2006, between the Company and Kevin Tripp is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006. *

10.63	Letter Agreement, including Appendix A thereto, dated as of August 11, 2006, between the Company and Pete Van Helden is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006. *

10.64	Letter Agreement, including Appendix A thereto, dated as of September 15, 2006, between the Company and Duncan C. Mac Naughton is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2006. *

10.65	Lead Director annual retainer is incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2006.*

10.66	Summary of Non-Employee Director Compensation.

10.67	Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of January 1, 2000, is incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.68	First Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of May 25, 2001, is incorporated herein by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.69	Second Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of July 18, 2001, is incorporated herein by reference to Exhibit 10.10.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.70	Third Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of December 31, 2001, is incorporated herein by reference to Exhibit 10.10.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.71	Fourth Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of December 22, 2003, is incorporated herein by reference to Exhibit 10.10.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 29, 2004.*

10.72	Sixth Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.10.5 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.73	Albertson’s, Inc. Executive Pension Makeup Plan, amended and restated as of February 1, 1989, is incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 2, 1989.*

10.74	First Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of June 8, 1989, is incorporated herein by reference to Exhibit 10.13.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 1989.*

10.75	Second Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of January 12, 1990, is incorporated herein by reference to Exhibit 10.13.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 1990.*

10.76	Third Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of January 31, 1990, is incorporated herein by reference to Exhibit 10.13.3 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended August 2, 1990.*

10.77	Fourth Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, effective as of January 1, 1995, is incorporated herein by reference to Exhibit 10.13.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 2, 1995.*

10.78	Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, retroactive to January 1, 1990, is incorporated herein by reference to Exhibit 10.13.5 to the

Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 1996.*

10.79	Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, retroactive to October 1, 1999, is incorporated herein by reference to Exhibit 10.13.6 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.80	Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of June 1, 2001, is incorporated herein by reference to Exhibit 10.13.7 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.81	Second Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.13.8 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.82	Third Amendment to the Albertson’s, Inc. Executive Pension Makeup Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.13.9 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.83	Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of September 26, 1999, is incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.84	First Amendment to the Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of May 25, 2001, is incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.85	Second Amendment to the Albertson’s, Inc. Executive ASRE Makeup Plan, dated as of December 31, 2001, is incorporated herein by reference to Exhibit 10.14.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.86	Fourth Amendment to the Albertson’s Inc. Executive ASRE Makeup Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.14.3 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.87	Albertson’s, Inc. Executive Pension Makeup Trust, dated as of February 1, 1989, is incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 2, 1989.*

10.88	Amendment to the Albertson’s, Inc.Executive Pension Makeup Trust, dated as of July 24, 1998, is incorporated herein by reference to Exhibit 10.18.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.89	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of December 1, 1998, is incorporated herein by reference to Exhibit 10.18.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 29, 1998.*

10.90	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of December 1, 1999, is incorporated herein by reference to Exhibit 10.18.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.91	Amendment to the Albertson’s, Inc. Executive Pension Makeup Trust, dated as of March 31, 2000, is incorporated herein by reference to Exhibit 10.18.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.92	Albertson’s, Inc. 1990 Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 31, 1991.*

10.93	Amendment to the Albertson’s, Inc.1990 Deferred Compensation Plan, dated as of April 12, 1994, is incorporated herein by reference to Exhibit 10.20.1 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended August 4, 1994.*

10.94	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of November 5, 1997, is incorporated herein by reference to Exhibit 10.20.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 29, 1998.*

10.95	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of November 1, 1998, is incorporated herein by reference to Exhibit 10.20.3 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 29, 1998.*

10.96	Termination of the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of December 31, 1999, is incorporated herein by reference to Exhibit 10.20.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.97	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of May 1, 2001, is incorporated herein by reference to Exhibit 10.20.5 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30,2003.*

10.98	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, effective as of May 1, 2001, is incorporated herein by reference to Exhibit 10.20.6 of Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.99	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.20.7 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.100	Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 31, 1991.*

10.101	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of December 15, 1998, is incorporated herein by reference to Exhibit 10.21.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.102	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of March 15, 2001, is incorporated herein by reference to Exhibit 10.21.2 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.103	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of May 1, 2001, is incorporated herein by reference to Exhibit 10.21.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 30, 2003.*

10.104	Amendment to the Albertson’s, Inc. Non-Employee Directors’ Deferred Compensation Plan, dated as of December 22, 2003, is incorporated herein by reference to Exhibit 10.21.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 29, 2004.*

10.105	Fifth Amendment to the Albertson’s, Inc. Non-Employees Directors’ Deferred Compensation Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.21.5 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.106	Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of November 20, 1990, is incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended January 31, 1991.*

10.107	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of July 24, 1998, is incorporated herein by reference to Exhibit 10.22.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.108	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of December 1, 1998, is incorporated herein by reference to Exhibit 10.22.1 of Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended October 29, 1998.*

10.109	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of December 1, 1999, is incorporated herein by reference to Exhibit 10.22.3 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.110	Amendment to the Albertson’s, Inc. 1990 Deferred Compensation Trust, dated as of March 31, 2000, is incorporated herein by reference to Exhibit 10.22.4 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.111	Albertson’s, Inc. 2000 Deferred Compensation Trust, dated as of January 1, 2000, is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 3, 2000.*

10.112	Amendment to the Albertson’s, Inc. 2000 Deferred Compensation Trust, dated as of March 31, 2000, is incorporated herein by reference to Exhibit 10.23.1 to the Annual Report on Form 10-K of Albertson’s, Inc. (Commission File Number 1-6187) for the year ended February 1, 2001.*

10.113	American Stores Company Supplemental Executive Retirement Plan 1998 Restatement is incorporated herein by reference to Exhibit 4.1 of the Registration

Statement on Form S-8 of American Stores Company (Commission File Number 1-5392) filed with the SEC on July 13, 1998.*

10.114	Amendment to the American Stores Company Supplemental Executive Retirement Plan 1998 Restatement, dated as of September 15, 1998, is incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of American Stores Company (Commission File Number 1-5392) filed with the SEC on December 11, 1998.*

10.115	Sixth Amendment to the American Stores Company Supplemental Executive Retirement Plan, dated as of April 28, 2006, is incorporated herein by reference to Exhibit 10.30.2 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended May 4, 2006.*

10.116	Albertsons Inc. Change in Control Severance Benefit Trust, dated as of August 1, 2004, by and between Albertson’s, Inc. and Atlantic Trust Company, N.A. is incorporated herein by reference to Exhibit 10.62 to the Quarterly Report on Form 10-Q of Albertson’s, Inc. (Commission File Number 1-6187) for the quarter ended November 3, 2005.*

(12)	Statement re Computation of Ratios.

12.1.	Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries to the Company.

21.1.	SUPERVALU INC. Subsidiaries.

(23)	Consents of Experts and Counsel.

23.1.	Consent of KPMG LLP.

(24)	Power of Attorney.

24.1.	Power of Attorney.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

31.1.	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32.1.	Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts, compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SUPERVALU has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERVALU INC. (Registrant)

DATE: April 25, 2007	By:	/s/ JEFFREY NODDLE
Jeffrey Noddle
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of SUPERVALU and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY NODDLE Jeffrey Noddle	Chairman of the Board; Chief Executive Officer; and Director (principal executive officer)	April 25, 2007

/s/ PAMELA K. KNOUS Pamela K. Knous	Executive Vice President, Chief Financial Officer (principal financial and accounting officer)	April 25, 2007

/S/ A. GARY AMES* A. Gary Ames	Director

/s/ IRWIN COHEN* Irwin Cohen	Director

/s/ RONALD E. DALY* Ronald E. Daly	Director

/s/ LAWRENCE A. DEL SANTO* Lawrence A. Del Santo	Director

/s/ SUSAN E. ENGEL* Susan E. Engel	Director

/s/ PHILIP L. FRANCIS* Philip L. Francis	Director

/s/ EDWIN C. GAGE* Edwin C. Gage	Director

/s/ GARNETT L. KEITH, JR.* Garnett L. Keith, Jr.	Director

/s/ CHARLES M. LILLIS* Charles M. Lillis	Director

/s/ MARISSA PETERSON* Marissa Peterson	Director

/s/ STEVEN S. ROGERS* Steven S. Rogers	Director

/S/ WAYNE SALES* Wayne Sales	Director

/S/ KATHI SEIFERT* Kathi Seifert	Director

*	Executed this 25th day of April 2007, on behalf of the indicated Directors by Burt Fealing, duly appointed Attorney-in-Fact.

By:	/s/ BURT FEALING
Burt Fealing
Attorney-in-Fact

Exhibit 31.1

Certification Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

I, Jeffrey Noddle, certify that:

1. I have reviewed this annual report on Form 10-K of SUPERVALU INC. for the fiscal year ended February 24, 2007;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 25, 2007	/s/ JEFFREY NODDLE
Chief Executive Officer

Exhibit 31.2

Certification Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

I, Pamela K. Knous, certify that:

1. I have reviewed this annual report on Form 10-K of SUPERVALU INC. for the fiscal year ended February 24, 2007;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 25, 2007	/s/ PAMELA K. KNOUS
Executive Vice President, Chief Financial Officer

Exhibit 32.1

Certification Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of SUPERVALU INC. (the “Company”) certifies that the Annual Report on Form 10-K of the Company for the fiscal year ended February 24, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in that Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company for the period and as of the dates covered thereby.

Dated: April 25, 2007	/s/ JEFFREY NODDLE
Jeffrey Noddle
Chief Executive Officer

Exhibit 32.2

Certification Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of SUPERVALU INC. (the “Company”) certifies that the Annual Report on Form 10-K of the Company for the fiscal year ended February 24, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in that Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company for the period and as of the dates covered thereby.

Dated: April 25, 2007	/s/ PAMELA K. KNOUS
Pamela K. Knous
Executive Vice President, Chief Financial Officer

SUPERVALU INC.

Annual Report on Form 10-K

Items 6, 8 and 15(a)

Index of Selected Financial Data and Financial Statements and Schedules

All other schedules are omitted because they are not applicable or not required.

SUPERVALU INC. AND Subsidiaries

FIVE YEAR FINANCIAL AND OPERATING SUMMARY

(In millions)

	2007	2006	2005	2004	2003
Statement of Earnings Data (a)
Net sales	$37,406	$19,864	$19,543	$20,210	$19,160
Cost of sales	29,267	16,977	16,681	17,373	16,567
Selling and administrative expenses	6,834	2,448	2,229	2,220	2,020
Gain on sale of WinCo Foods, Inc.	—	—	109	—	—
Restructure and other charges	—	4	26	16	3
Operating earnings	1,305	435	716	601	570
Interest, net	558	106	115	146	162
Earnings before income taxes	747	329	601	455	408
Provision for income taxes	295	123	215	175	151
Net earnings	452	206	386	280	257
Net earnings per common share—diluted	2.32	1.46	2.71	2.01	1.86

Balance Sheet Data (a)
Inventories (FIFO) (b)	$2,927	$1,114	$1,181	$1,214	$1,195
Working capital (b)	67	821	643	361	289
Property, plant and equipment, net	8,415	1,969	2,191	2,126	2,209
Total assets	21,702	6,153	6,274	6,162	5,896
Long-term debt (c)	9,192	1,406	1,579	1,634	2,020
Stockholders’ equity	5,306	2,619	2,511	2,210	2,009

Other Statistics (a)
Net earnings as a percent of net sales	1.21%	1.04%	1.97%	1.39%	1.34%
Return on average stockholders’ equity	9.61%	7.95%	16.24%	13.29%	12.97%
Book value per common share	$25.40	$19.20	$18.53	$16.40	$15.03
Current ratio (b)	0.99:1	1.51:1	1.40:1	1.20:1	1.19:1
Debt to capital ratio (d)	64.1%	36.7%	40.1%	46.7%	51.8%
Dividends declared per common share	$0.6575	$0.6400	$0.6025	$0.5775	$0.5675
Weighted average common shares outstanding—diluted	196	146	145	143	143
Depreciation and amortization	$879	$311	$303	$302	$297
Capital expenditures (e)	$927	$365	$326	$371	$439
Net cash provided by operating activities	$801	$695	$801	$847	$584
Net cash used in investing activities	$(2,760)	$(258)	$(162)	$(272)	$(331)
Net cash provided by (used in) financing activities	$1,443	$(193)	$(458)	$(312)	$(236)

Fiscal 2007 information presented above includes results of the Acquired Operations beginning June 2, 2006, as well as the assets and liabilities of the Acquired Operations as of the end of fiscal 2007.

(a)	Fiscal 2004 statement of earnings data includes 53 weeks, and all other years include 52 weeks. Dollars in millions except per share and percentage data.

(b)	Inventories (FIFO), working capital and current ratio are calculated after adding back the LIFO reserve. The LIFO reserve for each year is as follows: $178 million for fiscal 2007, $160 for fiscal 2006, $149 for fiscal 2005, $136 for fiscal 2004 and $146 for fiscal 2003.

(c)	Long-term debt includes Long-term debt and Long-term obligations under capital leases.

(d)	The debt to capital ratio is calculated as debt, which includes notes payable, current debt, current obligations under capital leases, long-term debt and long-term obligations under capital leases, divided by the sum of debt and stockholders’ equity.

(e)	Capital expenditures include fixed asset additions and non-cash capital lease asset additions.

Historical data is not necessarily indicative of the Company’s future results of operations or financial condition. See discussion of “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SUPERVALU INC.:

We have audited the accompanying consolidated balance sheets of SUPERVALU INC. and subsidiaries (the Company) as of February 24, 2007 and February 25, 2006, and the related consolidated statements of earnings, cash flows and stockholders’ equity for each of the fiscal years in the three-year period ended February 24, 2007. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SUPERVALU INC. and subsidiaries as of February 24, 2007 and February 25, 2006, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 24, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As disclosed in Notes 1 and 12 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” on February 26, 2006. As disclosed in Note 15 to the consolidated financial statements, on February 24, 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SUPERVALU INC.’s internal control over financial reporting as of February 24, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 25, 2007 expressed an unqualified opinion on management’s assessment of, and an unqualified opinion on the effective operation of, internal control over financial reporting.

/S/    KPMG LLP

Minneapolis, Minnesota

April 25, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SUPERVALU INC.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that SUPERVALU INC. maintained effective internal control over financial reporting as of February 24, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SUPERVALU INC.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that SUPERVALU INC. maintained effective internal control over financial reporting as of February 24, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, SUPERVALU INC. maintained, in all material respects, effective internal control over financial reporting as of February 24, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SUPERVALU INC. and subsidiaries as of February 24, 2007 and February 25, 2006, and the related consolidated statements of earnings, cash flows and stockholders’ equity for each of the fiscal years in the three-year period ended February 24, 2007, and our report dated April 25, 2007 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

Minneapolis, Minnesota

April 25, 2007

SUPERVALU INC. and Subsidiaries

CONSOLIDATED COMPOSITION OF NET SALES AND OPERATING EARNINGS

(In millions, except percent data)

	February 24, 2007 (52 weeks)	February 25, 2006 (52 weeks)	February 26, 2005 (52 weeks)
Net sales
Retail food	$28,016	$10,635	$10,549
	74.9%	53.5%	54.0%
Supply chain services	9,390	9,229	8,994
	25.1%	46.5%	46.0%

Total net sales	$37,406	$19,864	$19,543
	100.0%	100.0%	100.0%

Operating earnings
Retail food	$1,179	$269	$446
Supply chain services	257	214	235
General corporate expenses	(131)	(44)	(48)
Gain on sale of WinCo Foods, Inc.	—	—	109
Restructure and other charges	—	(4)	(26)

Total operating earnings	1,305	435	716
Interest expense, net	(558)	(106)	(115)

Earnings before income taxes	$747	$329	$601

Identifiable assets
Retail food	$18,949	$2,858	$3,270
Supply chain services	2,697	2,614	2,550
Corporate	56	681	454

Total	$21,702	$6,153	$6,274

Depreciation and amortization
Retail food	$783	$216	$207
Supply chain services	96	94	95
Corporate	—	1	1

Total	$879	$311	$303

Capital expenditures
Retail food	$823	$248	$219
Supply chain services	103	116	106
Corporate	1	1	1

Total	$927	$365	$326

The Company’s business is classified by management into two reportable segments: Retail food and Supply chain services. Retail food operations include results of combination stores (defined as food and drug), food stores, owned limited assortment food stores and sales to limited assortment food stores licensed by the Company. Supply chain services operations include results of sales to affiliated food stores, mass merchants and other customers and logistics arrangements. Substantially all of the Company’s operations are domestic. Management utilizes more than one measurement and multiple views of data to assess segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the consolidated financial statements.

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share data)

	February 24, 2007 (52 weeks)	February 25, 2006 (52 weeks)	February 26, 2005 (52 weeks)
Net sales	$37,406	$19,864	$19,543
Costs and expenses
Cost of sales	29,267	16,977	16,681
Selling and administrative expenses	6,834	2,448	2,229
Gain on sale of WinCo Foods, Inc.	—	—	109
Restructure and other charges	—	4	26

Operating earnings	1,305	435	716

Interest
Interest expense	600	139	138
Interest income	42	33	23

Interest expense, net	558	106	115

Earnings before income taxes	747	329	601
Provision for income taxes	295	123	215

Net earnings	$452	$206	$386

Net earnings per common share—basic	$2.38	$1.52	$2.86
Net earnings per common share—diluted	$2.32	$1.46	$2.71
Weighted average number of common shares outstanding
Basic	189	136	135
Diluted	196	146	145

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	February 24, 2007	February 25, 2006
ASSETS
Current assets
Cash and cash equivalents	$285	$801
Receivables, less allowance for losses of $18 and $16, respectively	957	439
Inventories	2,749	954
Other current assets	469	89

Total current assets	4,460	2,283

Property, plant and equipment, net	8,415	1,969
Goodwill	5,921	1,614
Intangibles, net	2,450	94
Other assets	456	193

Total assets	$21,702	$6,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,741	$1,147
Accrued vacation, compensation and benefits	807	230
Current maturities of long-term debt	226	75
Current obligations under capital leases	60	37
Income taxes currently payable	51	23
Other current liabilities	820	110

Total current liabilities	4,705	1,622

Long-term debt	7,863	974
Long-term obligations under capital leases	1,329	432
Deferred income taxes	508	54
Other liabilities	1,991	452
Commitments and contingencies
Stockholders’ equity
Common stock, $1.00 par value: Authorized 400 shares
Shares issued, 229 and 151, respectively	229	151
Capital in excess of par value	2,708	132
Accumulated other comprehensive losses	(235)	(128)
Retained earnings	3,103	2,777
Treasury stock, at cost, 20 and 14 shares, respectively	(499)	(313)

Total stockholders’ equity	5,306	2,619

Total liabilities and stockholders’ equity	$21,702	$6,153

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share data)

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss (1)	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income
BALANCES AT FEBRUARY 28, 2004	$151	$102	$(298)	$(99)	$2,354	$2,210	$—
Net earnings	—	—	—	—	386	386	386
Minimum pension liability adjustment (net of tax of $16)	—	—	—	(5)	—	(5)	(5)
Sales of common stock under option plans	—	13	44	—	—	57	—
Cash dividends declared on common stock $0.6025 per share	—	—	—	—	(82)	(82)	—
Compensation under employee incentive plans	—	1	—	—	—	1	—
Purchase of shares for treasury	—	—	(56)	—	—	(56)	—

BALANCES AT FEBRUARY 26, 2005	151	116	(310)	(104)	2,658	2,511	381
Net earnings	—	—	—	—	206	206	206
Minimum pension liability adjustment (net of tax of $16)	—	—	—	(24)	—	(24)	(24)
Sales of common stock under option plans	—	14	23	—	—	37	—
Cash dividends declared on common stock $0.6400 per share	—	—	—	—	(87)	(87)	—
Compensation under employee incentive plans	—	2	3	—	—	5	—
Purchase of shares for treasury	—	—	(29)	—	—	(29)	—

BALANCES AT FEBRUARY 25, 2006	151	132	(313)	(128)	2,777	2,619	182
Net earnings	—	—	—	—	452	452	452
Minimum pension and other postretirement liability adjustment (net of tax of $71 and $17, respectively) (2)	—	—	—	(107)	—	(107)	(26)
Stock, options and restricted stock units issued in connection with acquisition of New Albertsons	69	2,327	—	—	—	2,396	—
Sales of common stock under option plans	8	221	30	—	—	259	—
Cash dividends declared on common stock $0.6575 per share	—	—	—	—	(126)	(126)	—
Compensation under employee incentive plans	1	28	4	—	—	33	—
Purchase of shares for treasury	—	—	(220)	—	—	(220)	—

BALANCES AT FEBRUARY 24, 2007	$229	$2,708	$(499)	$(235)	$3,103	$5,306	$426

(1)	The Accumulated Other Comprehensive Loss consisted of $203 and $32, net of tax, related to pension liabilities and other postretirement liabilities, respectively as of February 24, 2007 and related exclusively to pension liabilities as of February 25, 2006 and February 26, 2005.
(2)	The effect of adopting SFAS No. 158 of $81, net of tax of $54, was recorded in Accumulated Other Comprehensive Income in fiscal 2007.

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	February 24, 2007 (52 weeks)	February 25, 2006 (52 weeks)	February 26, 2005 (52 weeks)
Cash flows from operating activities
Net earnings	$452	$206	$386
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of WinCo Foods, Inc.	—	—	(109)
Loss on sale of Cub Chicago	—	95	—
Restructure and other charges	—	4	26
Impairment charges	26	73	—
Depreciation and amortization	879	311	303
LIFO charge	18	13	6
(Gain) loss on sale of property, plant and equipment	(15)	6	7
Deferred income taxes	44	(61)	49
Stock based compensation	42	3	12
Other adjustments, net	(6)	8	(1)
Changes in assets and liabilities, net of effects from acquisition and dispositions of businesses:
Receivables	258	22	47
Inventories	28	28	35
Accounts payable	(471)	(60)	32
Income taxes currently payable	(224)	(21)	(67)
Other assets and liabilities	(230)	68	75

Net cash provided by operating activities	801	695	801

Cash flows from investing activities
Proceeds from sale of assets	189	50	35
Proceeds from sale of WinCo Foods, Inc.	—	—	230
Purchases of property, plant and equipment	(837)	(308)	(263)
Business acquisitions, net of cash acquired	(2,402)	—	(164)
Release of restricted cash	238	—	—
Other	52	—	—

Net cash used in investing activities	(2,760)	(258)	(162)

Cash flows from financing activities
Proceeds from issuance of long-term debt	3,313	—	4
Repayment of long-term debt	(1,443)	(70)	(332)
Payment of Albertsons standalone drug business payables	(299)	—	—
Reduction of obligations under capital leases	(47)	(34)	(33)
Dividends paid	(113)	(86)	(80)
Proceeds from the sale of common stock under option plans	252	26	39
Payment for purchase of treasury shares	(220)	(29)	(56)

Net cash provided by (used in) financing activities	1,443	(193)	(458)

Net (decrease) increase in cash and cash equivalents	(516)	244	181
Cash and cash equivalents at beginning of year	801	557	376

Cash and cash equivalents at end of year	$285	$801	$557

See Notes to Consolidated Financial Statements.

SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s non-cash activities were as follows:

Capital lease asset additions and related obligations	$73	$57	$63
Interest and income taxes paid:
Interest paid (net of amount capitalized)	$545	$117	$122
Income taxes paid (net of refunds)	$310	$172	$217

See Notes to Consolidated Financial Statements.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, shares, stock options and restricted stock units in millions, except per share data)

NOTE 1—BUSINESS DESCRIPTION

SUPERVALU INC. (“SUPERVALU” or the “Company”), a Delaware corporation, was organized in 1925 as the successor of two wholesale grocery firms established in the 1870’s. SUPERVALU is one of the largest companies in the United States grocery channel.

On June 2, 2006 (the “Acquisition Date”), the Company acquired New Albertson’s, Inc. (“New Albertsons”) consisting of the core supermarket businesses (the “Acquired Operations”) formerly owned by Albertson’s, Inc. (“Albertsons”) operating under the banners of Acme Markets, Bristol Farms, Jewel-Osco, Shaw’s Supermarkets, Star Market, the Albertsons banner in the Intermountain, Northwest and Southern California regions, the related in-store pharmacies under the Osco and Sav-On banners, 10 distribution centers, certain regional offices and certain corporate offices in Boise, Idaho; Glendale, Arizona and Salt Lake City, Utah.

As of February 24, 2007, the Company conducted its retail operations through 2,478 stores including 876 combination stores (defined as food and drug), 412 food stores and 1,190 limited assortment food stores. Included in the total store counts are 858 licensed limited assortment food stores and 120 fuel centers. Store counts are adjusted for the planned sale of 18 Scott’s stores and the sale or closure of 10 Jewel-Osco stores in the Milwaukee area. Additionally, the Company provides supply chain services and related logistics support services across the United States retail grocery channel. As of February 24, 2007, the Company served as the primary grocery supplier to approximately 2,200 retail food stores in 48 states, in addition to its own regional banner store network, and as a secondary supplier to approximately 400 stores. The Company’s supply chain activities are supported by 24 major Company distribution operations, located throughout the United States.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. References to the Company refer to SUPERVALU INC. and Subsidiaries.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in February. The Company’s first quarter consists of 16 weeks while the second, third and fourth quarters each consist of 12 weeks for a total of 52 weeks. Because of differences in the accounting calendars of New Albertsons and the Company, the accompanying February 24, 2007 Consolidated Balance Sheet includes the assets and liabilities related to New Albertsons as of February 22, 2007. The twelve week operating results for the period December 1, 2006 through February 22, 2007 of New Albertsons are included in the fourth quarter results of the Company. The thirty-eight week operating results for the period June 2, 2006 through February 22, 2007 of New Albertsons are included in the February 24, 2007 results in the Consolidated Statements of Earnings.

Revenue Recognition

Revenues from product sales are recognized at the point of sale for the Retail food segment and upon delivery for the Supply chain services segment. Typically, invoicing, shipping, delivery and customer receipt of Supply chain services product occur on the same business day. Revenues from services rendered are recognized immediately after such services have been provided.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues and costs from third party logistic operations are recorded in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Generally, when the Company is the primary obligor in a transaction, is subject to inventory and/or credit risk, has latitude in establishing price and selecting suppliers, or has several, but not all of these indicators, revenue is recorded gross. If the Company is not the primary obligor and amounts earned have little or no credit risk, the Company generally records the net amounts as management fees earned.

Cost of Sales

Cost of sales includes cost of inventory sold during the period, including purchasing and distribution costs and shipping and handling fees.

Advertising expenses are a component of Cost of sales in the Consolidated Statements of Earnings and are expensed as incurred. Advertising expenses were $301, $79 and $81 for fiscal 2007, 2006 and 2005, respectively.

The Company receives funds from many of the vendors whose products the Company buys for resale in its stores. These vendor funds are provided to increase the sell-through of the related products. The Company receives vendor funds for a variety of merchandising activities, including: placement of the vendors’ products in the Company’s advertising; display of the vendors’ products in prominent locations in the Company’s stores; introduction of new products into the Company’s distribution system and retail stores; exclusivity rights in certain categories that have slower-turning products; and to compensate for temporary price reductions offered to customers on products held for sale at retail stores. The Company also receives vendor funds for buying activities such as volume commitment rebates, credits for purchasing products in advance of their need and cash discounts for the early payment of merchandise purchases. As of February 24, 2007, the terms of the Company’s vendor funds arrangements varied in length from primarily short-term arrangements that are to be completed within a quarter to long-term arrangements that are primarily expected to be completed within three years.

The Company recognizes vendor funds for merchandising activities as a reduction of Cost of sales when the related products are sold in accordance with EITF Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in a net cash book overdraft position, which occurs when total outstanding issued checks exceed available cash balances at a single financial institution. The Company records its cash disbursement accounts with a net cash book overdraft position in Accounts payable in the Consolidated Balance Sheets, and the net change in cash book overdrafts in the Accounts payable line item within the Cash flows from operating activities section of the Consolidated Statements of Cash Flows. At February 24, 2007 and February 25, 2006, the Company had net book overdrafts of $416 and $198, respectively.

Allowances for Losses on Receivables

Management makes estimates of the uncollectibility of its accounts and notes receivable portfolios. In determining the adequacy of the allowances, management analyzes the value of the collateral, customer financial statements, historical collection experience, aging of receivables and other economic and industry factors. Although risk management practices and methodologies are utilized to determine the adequacy of the allowance,

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

it is possible that the accuracy of the estimation process could be materially impacted by different judgments as to collectibility based on the information considered and further deterioration of accounts. The allowance for losses on receivables was $28 and $27 in fiscal 2007 and 2006, respectively. Bad debt expense was $2, $5 and $7 in fiscal 2007, 2006 and 2005, respectively.

Inventories

Inventories are valued at the lower of cost or market. Substantially all of the Company’s inventory consists of finished goods.

Approximately 82 percent and 65 percent of the Company’s inventories are valued using the last-in, first-out (“LIFO”) method for fiscal 2007 and 2006, respectively. The first-in, first-out method (“FIFO”) is used to determine cost for some of the highly consumable inventories. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, the Company’s inventories would have been higher by approximately $178 at February 24, 2007 and $160 at February 25, 2006.

The Company uses a combination of the retail inventory method (“RIM”) and replacement cost method to determine the cost of its inventory. The RIM valuation of inventories is at cost and the gross margins are calculated by applying a cost-to-retail ratio to the current retail value of inventories. The replacement cost method utilizes the most current unit purchase cost to calculate the value of inventories.

During fiscal 2007, 2006 and 2005, inventory quantities in certain LIFO layers were reduced. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of fiscal 2007, 2006 and 2005 purchases. As a result, Cost of sales decreased by $6, $7 and $11 in fiscal 2007, 2006 and 2005, respectively.

The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the financial statement date.

Reserves for Closed Properties and Asset Impairment Charges

The Company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining noncancellable lease payments after the closing date, net of estimated subtenant income. The closed property lease liabilities usually are paid over the remaining lease terms, which generally range from one to 26 years. The Company estimates subtenant income and future cash flows based on the Company’s experience and knowledge of the market in which the closed property is located, the Company’s previous efforts to dispose of similar assets and existing economic conditions.

Owned properties and capital lease properties that are closed are reduced to their estimated fair value. Reduction in the carrying values of property, equipment and leasehold improvements are recognized when expected net future cash flows are less than the assets’ carrying value. The Company estimates net future cash flows based on its experience and knowledge of the market in which the closed property is located and, when necessary, utilizes local real estate brokers.

Adjustments to closed property reserves primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expectations on timing of disposition or sublease and the estimated sales price or sublease income associated with closed properties are impacted by variable factors such as inflation, the general health of the economy, resultant demand for commercial property, the ability to secure subleases, the creditworthiness of sublessees and the Company’s success at negotiating early termination agreements with lessors. While management believes the current estimates on closed properties are adequate, it is possible that market conditions in the real estate market could cause changes in the Company’s assumptions and may require additional reserves and asset impairment charges to be recorded.

Reserves for Self-Insurance

The Company is primarily self-insured for workers’ compensation, health care for certain employees and general and automobile liability costs. It is the Company’s policy to record its self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported, discounted at a risk free interest rate. The present value of such claims was calculated using discount rates ranging from 4.7 to 5.0 percent for fiscal 2007 and 3.7 to 6.8 percent for both fiscal 2006 and fiscal 2005. Any projection of losses concerning workers’ compensation, health care and general and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

A summary of changes in the Company’s reserves for self-insurance is as follows:

	2007	2006	2005
Claims and claim adjustment expense reserves at beginning of year	$58	$59	$54

Acquisition of New Albertsons (net of reinsurance receivable of $35)	922	—	—
Claim and claim adjustment expenses	193	51	60

Total increases	1,115	51	60
Claim payments	(217)	(52)	(55)

Net reserves	956	58	59
Reinsurance receivable	36	—	—

Claims and claim adjustment expense reserves at end of year	992	58	59

Less current portion	(329)	(27)	(29)

Long-term portion	$663	$31	$30

The current portion of the reserves for self-insurance is included in Other current liabilities, and the long-term portion is included in Other liabilities in the Consolidated Balance Sheets. The claims and claim adjustment expense reserves at end of year are net of the discount in the amount of $148, $11 and $12 for 2007, 2006, and 2005 respectively.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation, as well as amortization of assets under capital leases, is based on the estimated useful lives of the assets using the straight-line method. Estimated useful lives generally are 10 to 40 years for buildings and major improvements, three to 10 years for equipment, and the shorter of the term of the lease or expected life for leasehold improvements. Interest on property under construction of $11, $2 and less than $1 was capitalized in fiscal years 2007, 2006 and 2005, respectively.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over the fair value of net assets in a business combination. Acquired goodwill and intangible assets that are determined to have indefinite useful lives are not amortized, but instead are tested for impairment at least annually in the Company’s fourth quarter. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and are reviewed for impairment.

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether certain triggering events have occurred. These events include current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in the market value of an asset or the Company’s plans for store closures. When a triggering event occurs, a recoverability test is performed by comparing projected undiscounted future cash flows to the carrying value of the asset or group of assets as defined in SFAS No. 144. If impairment is identified for long-lived assets to be held and used, the undiscounted future cash flows are compared to the asset’s current carrying value. Impairment is recorded when the carrying value exceeds the undiscounted future cash flows. For long-lived assets that are classified as Assets held for sale, the Company recognizes impairment charges for the excess of the carrying value plus estimated costs of disposal over the estimated fair value. These estimates can be significantly impacted by factors such as changes in real estate market conditions, the economic environment and inflation. Impairment charges are a component of Selling and administrative expenses in the Consolidated Statement of Earnings.

For properties that have closed and are under long-term lease agreements, the present value of any remaining liability under the lease, discounted using credit risk-free rates and net of estimated sublease recovery, is recognized as a liability and charged to operations. The value of any equipment and leasehold improvements related to a closed store is reduced to reflect net recoverable values. Internal real estate specialists estimate the subtenant income, future cash flows and asset recovery values based on their historical experience and knowledge of (1) the market in which the store to be closed is located, (2) the results of the Company’s previous efforts to dispose of similar assets and (3) the current economic conditions. The actual cost of disposition for these leases and related assets is affected by specific factors such as real estate markets, the economic environment and inflation.

Deferred Rent

The Company recognizes rent holidays, including the time period during which the Company has access to the property prior to the opening of the site, as well as construction allowances and escalating rent provisions, on a straight-line basis over the term of the lease. The deferred rents are included in Other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets.

Benefit Plans

The Company sponsors pension and other postretirement plans in various forms covering substantially all employees who meet eligibility requirements. The determination of the Company’s obligation and related expense for Company-sponsored pension and other postretirement benefits is dependent, in part, on management’s selection of certain assumptions used by its actuaries in calculating these amounts. These assumptions include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rates of increase in compensation and health care costs.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives

The Company accounts for derivatives pursuant to SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133.” SFAS No. 133 and SFAS No. 138 require that all derivative financial instruments are recorded on the balance sheet at their respective fair value.

The Company has limited involvement with derivatives, primarily interest rate swap agreements, and uses them only to manage well-defined interest rate risks. The Company does not use financial instruments or derivatives for any trading or other speculative purposes. See Note 19 – Subsequent Events.

Stock-based Compensation

The Company’s stock based compensation plans along with the adoption of SFAS No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), and its effects are described more fully in Note 12—Stock-Based Compensation. Effective February 26, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified-prospective transition method. Under this transition method, compensation expense recognized during the year ended February 24, 2007 included: (1) compensation expense for all stock-based awards granted prior to, but not yet vested as of February 25, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) compensation expense for all stock-based awards granted on or after February 26, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company used the straight-line method to recognize the expense related to the option plan prior to and subsequent to the adoption of SFAS No. 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Earnings for the year ended February 24, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The effect of adopting SFAS No. 123(R) was an additional after tax expense of $15 ($0.08 per basic and diluted share) recognized in the Consolidated Statement of Earnings for the 52 weeks ended February 24, 2007. Prior to the adoption of SFAS No. 123(R), the Company utilized the intrinsic value based method, per Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”

Income Taxes

The Company provides for deferred income taxes during the year in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes represent future net tax effects resulting from temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be settled or realized. The major temporary differences and their net effect are included in Note 11—Income Taxes.

Net Earnings Per Share (EPS)

Basic EPS is calculated using net earnings available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is after giving affect to the dilutive impacts of stock options, restricted stock awards and outstanding convertible securities. In addition, for the calculation of diluted earnings per share, net earnings is adjusted to eliminate the after tax interest expense recognized during the period related to contingently convertible debentures. Effective on August 31, 2006, in conjunction with the Company’s announcement of its intent to use cash to repurchase the contingently convertible debentures, the debentures were no longer considered dilutive for the calculation of diluted earnings per share.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income refers to revenues, expenses, gains and losses that are not included in net earnings but rather are recorded directly in stockholders’ equity in the Consolidated Statements of Stockholders’ Equity.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of those estimates require difficult, subjective or complex judgments about matters that are inherently uncertain. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to conform prior years’ data to the current presentation including reclassifications between Cash and Accounts payable in the fiscal 2006 Consolidated Balance Sheet and fiscal 2006 and 2005 Consolidated Statements of Cash Flows to properly classify cash book overdrafts. The reclass resulted in an increase in Cash and Accounts payable of $115 in the fiscal 2006 Consolidated Balance Sheet. The reclass resulted in an increase in cash inflow related to Accounts payable of $22 and $9 on the Consolidated Statements of Cash Flow in fiscal 2006 and 2005, respectively. These reclassifications had no effect on reported earnings.

NOTE 3—BUSINESS ACQUISITION

On the Acquisition Date, the Company, CVS Corporation (“CVS”), an investment group led by Cerberus Capital Management, L.P. (the “Cerberus Group”) and Albertsons entered into a series of agreements providing for the sale of Albertsons to the Company, CVS and the Cerberus Group. Those agreements provided for the following:

•	First, Albertsons became a subsidiary of New Albertsons.

•

Next, Albertsons was converted to a limited liability company (“Albertsons LLC”) and a series of reorganizations occurred. As a result of those reorganizations, New Albertsons held substantially all of the assets and liabilities of the Acquired Operations. Albertsons LLC and its subsidiaries held substantially all of the assets of Albertsons’ standalone drug store business (the “Standalone Drug Business”) and the non-core supermarket business (the “Non-Core Business”) and certain liabilities of Albertsons’ historical business.

•	Next, CVS purchased substantially all of the assets and assumed specified liabilities of the Standalone Drug Business.

•	The Cerberus Group then acquired the equity interests of Albertsons LLC.

•	Then, the Company acquired New Albertsons (the “Acquisition”).

The Acquisition allowed the Company to acquire the premier retail operations of Albertsons adding approximately 1,125 stores to the Company’s retail footprint. The Acquisition was a unique strategic opportunity to acquire those assets of Albertsons that the Company viewed as the most attractive and profitable. The acquired

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stores give the Company a strong market presence in many key urban markets with little overlap with the Company’s legacy business.

The Company purchased the Acquired Operations using a combination of stock, debt assumption and cash comprised of:

Acquisition of approximately 372 shares of outstanding Albertsons common stock:
In cash	$7,572
In exchange for approximately 68.5 shares of SUPERVALU common stock	2,251
Debt assumed	6,123
Cash settlement of restricted stock unit and stock option awards	143
Restricted stock unit and stock option awards assumed	143
Direct costs of the acquisition	49

Total purchase price	$16,281

The sale of the Standalone Drug Business to CVS and the sale of the Non-Core Business to the Cerberus Group generated $4,911 in cash that was combined with the Company’s relative portion of the purchase price of approximately $11,400 in cash and equity to complete the Albertsons acquisition.

Acquisition of New Albertsons Common Stock

Pursuant to the Acquisition agreement, each share of New Albertsons common stock was acquired for $20.35 in cash and 0.182 shares of SUPERVALU common stock (the “Acquisition Consideration”). The cash portion of the Acquisition Consideration was funded using $556 of cash on hand, $135 of the Acquired Operations’ cash on hand, $1,970 of debt financing provided by new credit facilities (see Note 9—Debt), and the cash proceeds of $4,911 from the simultaneous sale of the Standalone Drug and the Non-Core Businesses historically operated by Albertsons. The fair value of SUPERVALU common stock issued was $32.73 per share, which represented the average closing price of the Company’s common stock beginning two days before and ending two days after the January 23, 2006 announcement date of the Acquisition.

Transition Services Agreement

In connection with the purchase of Albertsons LLC by the Cerberus Group, the Company entered into a transition services agreement (the “TSA”). The TSA provides for a two-year term and fixed payments to the Company of $155 in the aggregate in the first year and $135 in the aggregate in the second year and, in addition, quarterly variable payments of $8.75 for a total of $35 of variable payments per year. During the second quarter of fiscal 2007 the fixed payments provided for under the TSA were modified to reflect the transfer of certain personnel from the Company to Albertsons LLC. The transfer of personnel resulted in a reduction in Company-incurred expense and TSA fixed payments of approximately $10.6 in year one and $10.6 in year two. After the initial quarter of the TSA, the quarterly variable payments may be reduced by $0.4375 for each increment of 35 stores that will no longer be supported under the terms of the agreement. Based on stores that are closed as of February 24, 2007, the future quarterly variable payment amount is $7.4. Albertsons LLC is required to provide the Company with 60 days advance notice of stores that will no longer be supported under the TSA, during which time the Company intends to reduce the support infrastructure and related costs. The TSA fees are included in Selling and administrative expenses in the Consolidated Statement of Earnings for fiscal 2007.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Assumed

The Company assumed $6,123 of the Acquired Operations’ outstanding debt. This debt consisted primarily of publicly issued notes and debentures (including mandatory convertible securities), medium term notes and capital lease obligations (see Note 9—Debt). The estimated fair value of the debt assumed by the Company was $6,088. The fair value of the public notes and debentures were estimated based on market quotes. The fair value of the mandatory convertible securities was estimated based on the closing market price of the security. The fair value for the remaining debt was estimated based on the market yields of publicly traded debt with similar credit ratings, interest rates, and maturity dates.

Cash Settlement of Stock Options and Restricted Stock Units

As of the Acquisition Date, Albertsons had approximately 31 stock options and 7 restricted stock units outstanding. As a result of the Acquisition, all outstanding awards fully vested other than approximately 0.4 restricted stock unit awards. In accordance with the Acquisition agreement, the Company settled in cash and stock all of the Albertsons stock options held by Albertsons employees who did not become employees of the Company. The Company also settled all of the Albertsons fully vested restricted stock units in cash or a combination of cash and SUPERVALU common stock.

Stock Options and Restricted Stock Units Assumed

In accordance with the Acquisition agreement, the Company assumed the obligation of stock options and approximately 0.4 unvested restricted stock units of individuals who became employees of the Company. The stock options became fully vested and were converted into the right to acquire a total of 21 shares of SUPERVALU stock, using an exchange ratio based on the Acquisition Consideration.

Direct Costs of the Acquisition

Direct costs of the Acquisition include investment banking fees, legal and accounting fees and other external costs directly related to the Acquisition.

Preliminary Purchase Price Allocation

The Acquisition was accounted for under the purchase method of accounting with the Company as the acquirer in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). As a result, the Company applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of New Albertsons. The following summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date. These preliminary purchase price allocations are estimates as of February 24, 2007 based on a combination of third-party valuations and internal analyses and will be further adjusted during the allocation period as defined in SFAS No. 141. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of long-lived assets, inventories, intangible assets, capital and operating lease obligations, income taxes and deferred income taxes, and residual goodwill. Additionally, the Company is in the process of gathering data and making assessments in other areas that could have an impact on the final purchase price allocation. The valuations are preliminary due primarily to the size and complexity of the Acquisition.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Initial Purchase Price Allocation	Preliminary Purchase Price Allocation
Current assets	$3,320	$3,339
Property, plant and equipment	6,877	6,613
Goodwill	4,291	4,333
Intangibles	2,610	2,410
Other assets	443	376

Total assets acquired	17,541	17,071
Current liabilities	3,868	3,948
Long-term debt	5,846	6,045
Deferred income taxes	1,096	610
Other liabilities	1,671	1,356

Total liabilities assumed	12,481	11,959

Net assets acquired	$5,060	5,112
Reconciliation to total purchase price for Albertsons:
Cash funding provided by New Albertsons		135
Cash proceeds from the sale of the Standalone Drug Business and Non-Core Business of Albertsons		4,911
Debt assumed		6,123

Total purchase price		$16,281

Preliminary values of intangible assets include the following:

	Preliminary Purchase Price Allocation February 24, 2007	Weighted Average Useful Lives (Years)
Non-amortizing:
Trade names	$1,350
Liquor licenses	12

Total non-amortizing	1,362

Amortizing:
Favorable operating leases	813	21
Customer lists and other	235	9

Total amortizing	1,048	18

Total	$2,410

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The preliminary purchase price allocation to intangible assets is based on estimated fair values determined by internal analyses and third-party valuation specialists. Amortizing intangible assets are amortized on a straight-line basis over their remaining expected useful lives of less than one to 30 years.

The estimated values of operating leases with unfavorable terms compared with current market conditions totaled $143. These leases have an estimated weighted average life of 15 years and are included in other liabilities.

The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as Goodwill. Goodwill is non-amortizing for financial statement purposes and is not tax deductible.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined historical results of the operations of SUPERVALU and the Acquired Operations as if the Acquisition had occurred at the beginning of fiscal 2007 and 2006, respectively. Certain adjustments have been made to reflect changes in depreciation, income taxes and interest expense that would have resulted from the change in the accounting base of certain assets and liabilities due to the Acquisition, based on the Company’s preliminary estimates of fair value and increased debt to fund the Acquisition. These adjustments are subject to change as the initial estimates are refined over time. Because of differences in the accounting calendars of SUPERVALU and the Acquired Operations, the pro forma results below for the 52 weeks ended February 24, 2007 include SUPERVALU results for the 52 weeks and results of the Acquired Operations for 51 weeks. This pro forma financial information is not intended to represent or be indicative of what would have occurred if the transactions had taken place on the dates presented and should not be taken as representative of the Company’s future consolidated results of operations or financial position. The pro forma financial information for fiscal 2006 does not reflect any potential synergies.

	(Unaudited) Year ended
	February 24, 2007	February 25, 2006
Net sales	$43,356	$44,286
Net earnings (1)	536	385
Weighted average common shares:
Basic	202	202
Diluted	208	208
Earnings per share:
Basic	$2.64	$1.90
Diluted	2.58	1.88

(1)	Certain items impacting the comparability of this pro forma financial information include: (a) $40 after-tax expense recognized in fiscal 2007 due to transaction costs related to the Acquisition; (b) $29 after-tax curtailment gain recognized in fiscal 2007 that resulted from amendments to certain of Albertsons’ defined benefit pension plans, (c) $23 after-tax charge for the planned disposition of 18 Scott’s stores in fiscal 2007; (d) $19 after-tax incremental stock option expense related to the Company’s adoption of SFAS No. 123(R) in fiscal 2007; (e) $61 after-tax charge for the sale of Cub Foods stores in Chicago in fiscal 2006; and (f) $38 after-tax charge for the disposition of Shop ’n Save stores in Pittsburgh in fiscal 2006.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—NEW AND RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) addresses the accounting for share-based payments, including grants of employee stock options. Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in their consolidated statements of earnings. SFAS No. 123(R) and related FASB Staff Positions became effective for the Company on February 26, 2006. The adoption of SFAS No. 123(R) and its effects are described in Note 12—Stock-Based Compensation.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 became effective for the Company on February 26, 2006 and did not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 became effective for the Company on February 26, 2006 and did not have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or unless a pronouncement includes alternative transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of a correction of an error and a change in accounting estimate. SFAS No. 154 became effective for the Company on February 26, 2006 and did not have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB ratified the consensuses of EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision. The Company’s accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 in the first fiscal quarter of 2007 did not result in a change to the Company’s accounting policy and, accordingly, did not have a material effect on the Company’s consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. FIN 48 is effective for the Company’s fiscal year beginning February 25, 2007, with early adoption permitted. The Company is in the process of evaluating the impact of adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company’s fiscal year beginning February 24, 2008, with early adoption permitted. The Company is in the process of evaluating the impact of adoption of SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for the Company’s fiscal year ending February 24, 2007. The adoption of SFAS No. 158 and its effects are described in Note 15—Benefit Plans.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Securities and Exchange Commission staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending February 24, 2007 and did not have a material effect on the Company’s consolidated financial statements.

NOTE 5—CLOSED PROPERTIES AND ASSET IMPAIRMENT CHARGES

During fiscal 2007, the Company committed to a plan to dispose of 18 Scott’s retail stores. Related to this disposition, the Company recorded a fourth quarter pre-tax charge of $26 million, which includes property, plant and equipment related impairment charges of $6, goodwill impairment charges of $19 and other charges of $1.

During fiscal 2006, the Company announced the plans to dispose of twenty corporate operated Shop ’n Save retail stores in Pittsburgh. Related to this disposition, the Company recorded a charge of $65 million, which included property, plant and equipment related impairment charges of $52 million, goodwill impairment charges of $7 million and other charges of $6 million.

During fiscal 2006, the Company sold 26 Cub Foods stores located primarily in the Chicago area to the Cerberus Group for a pre-tax and after-tax loss of approximately $95 and $61, respectively. The pre-tax loss is included in Selling and administrative expenses on the Consolidated Statements of Earnings.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2005, the Company sold its minority ownership interest in WinCo. As a result of the sale, the Company recognized an after-tax gain of $68 ($109 pre-tax).

Reserves for Closed Properties

The Company maintains reserves for estimated losses on retail stores, distribution warehouses and other properties that are no longer being utilized in current operations. The reserves for closed properties include management’s estimates for lease subsidies, lease terminations and future payments on exited real estate. Additions include approximately $19 of reserves for closed properties acquired from Albertsons, which were recorded in purchase accounting. Adjustments in the table below include approximately $62 related to the fair value of liabilities recognized in purchase accounting at the Acquisition Date for lease liabilities of former Albertsons stores.

At February 24, 2007, the remaining 2001 restructuring reserve of $15 included $14 representing the estimated fair value of future lease payments less estimated sublease income related to properties exited and $1 related to a multi-employer pension plan withdrawal liability. Future lease payments related to facilities primarily under operating leases that were exited as part of the 2001 restructuring plan will continue through fiscal 2027 and the Company expects the multi-employer pension plan withdrawal liability will be paid in full by the end of fiscal 2008.

Details of these reserves were as follows:

	2007	2006	2005
Beginning balance	$62	$81	$77
Additions	36	10	13
Usage	(42)	(30)	(31)
Adjustments	62	1	22

Ending balance	$118	$62	$81

Asset Impairment

The Company recognized asset impairment charges of $7 (excluding the $19 goodwill and $1 other charges related to Scott’s discussed above) for the 52 weeks ended February 24, 2007, primarily for the write-down of property, plant and equipment related to the plan to dispose of the 18 Scott’s retail stores. The Company recognized asset impairment charges of $66 during fiscal 2006 on the write-down of property, plant and equipment for closed properties, primarily related to the plan to dispose of corporate operated Shop ’n Save retail stores in Pittsburgh and the impairment of certain assets following the planned disposition of Deals stores. The Company recognized asset impairment charges of $5 in fiscal 2005 on the write-down of property, plant and equipment for closed properties. The asset impairment charges for fiscal 2007, 2006 and 2005 related to the Retail food segment. Impairment charges, a component of Selling and administrative expenses in the Consolidated Statements of Earnings, reflect the difference between the carrying value of the assets and the estimated fair values, which were based on the estimated market values for similar assets.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	February 24, 2007	February 25, 2006
Land	$1,482	$131
Buildings	3,462	1,176
Property under construction	265	60
Leasehold improvements	1,326	427
Equipment	3,293	1,849
Capitalized leases	1,135	452

	10,963	4,095
Accumulated depreciation	(2,378)	(1,992)
Accumulated amortization on capital leases	(170)	(134)

	$8,415	$1,969

Depreciation expense was $793, $274 and $265 for 2007, 2006 and 2005, respectively. Amortization expense of capital leases was $54, $32 and $35 for 2007, 2006 and 2005, respectively.

NOTE 7—GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

Due to the Acquisition, the Company recorded $2,410 of intangible assets primarily related to tradenames, leasehold rights and customer relationships. The Company also recorded $4,333 of Goodwill based on preliminary purchase price allocations (see Note 3 – Business Acquisition).

At February 24, 2007, the Company had approximately $5,103 of Goodwill related to Retail food and $818 related to Supply chain services.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of changes in the Company’s Goodwill and other acquired intangible assets during fiscal 2007 and fiscal 2006 follows:

	February 26, 2005	Amorti- zation	Additions	Other net adjustments	February 25, 2006	Amorti- zation	Additions	Other net adjustments	February 24, 2007
Goodwill	$1,628		$6	$(20)	$1,614		$4,333	$(26)	$5,921

Other acquired intangible assets:
Trademarks and tradenames	$22		$—	$—	$22		$1,362	$—	$1,384
Leasehold Rights, Customer lists and other (accumulated amortization of $63 and $24, at February 24, 2007 and February 25, 2006, respectively)	49		1	—	50		1,043	(11)	1,082
Customer relationships (accumulated amortization of $8 and $5 at February 24, 2007 and February 25, 2006, respectively)	47		1	—	48		—	—	48
Non-compete agreements (accumulated amortization of $6 and $5 at February 24, 2007 and February 25, 2006, respectively)	8		—	—	8		6	(1)	13

Total other acquired intangible assets	126		2	—	128		2,411	(12)	2,527
Accumulated amortization	(27)	$(7)	—	—	(34)	$(48)	—	5	(77)

Total other acquired intangible assets, net	$99	$(7)	$2	$—	$94	$(48)	$2,411	$(7)	$2,450

The increase in Goodwill from $1,614 as of February 25, 2006 to $5,921 at February 24, 2007 resulted primarily from the $4,333 Goodwill related to the Acquisition. Other net adjustments consist primarily of a Goodwill impairment charge of $19 related to the Company’s plan to dispose of 18 Scott’s banner stores.

The decrease in Goodwill from $1,628 as of February 26, 2005 to $1,614 as of February 25, 2006 resulted primarily from purchase accounting adjustments of $29 between Deferred income taxes and Goodwill related to former acquisitions and reductions of Goodwill of $11 primarily related to the disposition of the Shop ’n Save Pittsburgh and Cub Foods Chicago stores, which were partially offset by purchase accounting adjustments to increase Goodwill by $20 for the finalization of the valuation related to the acquisition of Total Logistics in fiscal 2005.

Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives ranging from less than one to 37 years. Amortization expense of $48, $7 and $6 was recorded in fiscal 2007, 2006 and 2005, respectively. Future amortization expense will approximate $69 per year for each of the next five years. All intangible assets are amortizable with the exception of the trademarks and tradenames. Goodwill and intangible assets determined to have indefinite useful lives are not amortized, but are tested for impairment at least annually in the Company’s fourth quarter.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

In fiscal 2003, the Company entered into swap agreements in the aggregate notional amount of $225 relating to the Company’s 7.875 percent fixed interest rate promissory notes due fiscal 2010. The Company receives a fixed interest rate of 7.875 percent on the notional amount of the swaps and pays interest based on the three-month U.S. dollar LIBOR rate (5.36 percent and 4.68 percent as of February 24, 2007 and February 25, 2006, respectively) plus 2.55 percent to 2.60 percent. The swaps have been designated as a fair value hedge on long-term fixed rate debt of the Company and are a component of Other assets in the Consolidated Balance Sheets. On a quarterly basis, the Company performs an assessment of effectiveness and a measurement of ineffectiveness. Through February 24, 2007, the net earnings impact was zero. See Note 19 – Subsequent Events.

Fair Value Disclosures of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable and notes payable, the fair values approximate book values due to their short maturities.

The estimated fair value of notes receivable approximates the book value at February 24, 2007. Notes receivable are valued based on a discounted cash flow approach applying a rate that is comparable to publicly traded debt instruments of similar credit quality.

The estimated fair value of the Company’s long-term debt (including current maturities) was in excess of the book value by approximately $380 at February 24, 2007. The estimated fair value was based on market quotes, where available, or market values for similar instruments.

The estimated fair value of the Company’s interest rate swaps was equal to the book value at February 24, 2007. The fair value of interest rate swaps is the amount at which they could be settled and is estimated by obtaining quotes from brokers. See Note 19 – Subsequent Events.

NOTE 9—DEBT

As a result of the Acquisition, the Company assumed $5,183 of the Acquired Operations’ outstanding long-term debt, excluding capital leases (see Note 3 – Business Acquisition). In accordance with the application of the purchase method of accounting, the Company estimated the fair value of the debt assumed from New Albertsons as a result of the Acquisition. This resulted in an aggregate net discount related to the New Albertsons long-term debt of $231 as of the Acquisition Date, which will be amortized to Interest expense using the effective interest method over the remaining terms of the respective debt instruments. In the table below, the stated interest rates for the debt assumed from New Albertsons are followed by the effective rates in parentheses resulting from the discounts and premiums due to purchase accounting fair value adjustments. Borrowings are unsecured unless indicated otherwise.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	February 24, 2007	February 25, 2006
Variable Rate Note, currently 7.10%, due June 2012 (face amount $1,241)	$1,241	$—
Variable Rate Note, currently 6.85%, due June 2011 (face amount $713)	713	—
7.50% (7.49%) Notes due February 2011 (face amounts $700)	700	—
Revolving Credit Facility, currently 7.08%, due June 2011 (face amount $654)	654	—
Notes, average interest rate of 6.68% (7.89%), due June 2007 – June 2028 (face amounts $662)	592	—
7.45% (8.73%) Debentures due August 2029 (face amounts $650)	569	—
7.50% Note due November 2014 (face amount $500)	500	—
8.00% (8.86%) Debentures due May 2031 (face amounts $400)	366	—
6.95% (6.71%) Notes due August 2009 (face amounts $350)	352	—
7.88% Notes due August 2009 (face amounts $350)	350	350
7.50% Notes due May 2012 (face amounts $300)	300	300
8.35% (7.15%) Notes due May 2010 (face amounts $275)	284	—
8.00% (8.46%) Debentures due June 2026 (face amounts $272)	260	—
8.70% (8.97%) Debentures due May 2030 (face amounts $225)	219	—
7.50% (5.44%) Debentures due May 2037 (face amounts $200)	209	—
7.25% (7.53%) Notes due May 2013 (face amounts $200)	197	—
7.75% (8.76%) Debentures due June 2026 (face amounts $200)	181	—
Accounts Receivable Securitization Facility, currently 5.35% (face amount $159)	159	—
7.90% (7.98%) Debentures due May 2017 (face amounts $96)	95	—
4.50% Yield Zero-coupon Convertible Debentures due November 2031 (face amounts $159 and $811, respectively)	53	259
Variable Rate Industrial Revenue Bonds, average interest rate of 3.73%, due July 2007 – December 2014 (face amounts $49 and $52, respectively)	49	52
Secured Mortgages and other Notes, average interest rate of 8.26% (7.24%), secured by real estate with a net book value of $50, due June 2007 – April 2019 (face amounts $38)	39	—
6.64% Medium Term Notes due June 2006 (face amounts $65)	—	65
8.28% - 9.46% Notes due 2006 – 2010 (face amounts $10)	—	10
8.02% - 8.57% Notes due 2006 (face amounts $2)	—	2
Other	7	11

Total	8,089	1,049

Less current maturities	(226)	(75)

Long-term debt	$7,863	$974

Aggregate contractual maturities of debt as of February 24, 2007 were:

Fiscal Year
2008	$302
2009	196
2010	914
2011	1,121
2012	948
Thereafter	4,608

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The maturities above reflect contractual maturities of debt (including any remaining debt discounts or premiums) and do not include the potential accelerations due to the debt holders’ ability to cause the Company to repurchase the debt.

The debt agreements contain various financial covenants including ratios for interest coverage and debt leverage as defined in the Company’s debt agreements. The Company was in compliance with the financial covenants under the debt agreements as of February 24, 2007.

On October 31, 2006, the Company issued $500 in senior notes. The notes bear interest at a rate of 7.50 percent and are due in 2014. The notes are senior obligations and rank equally with all of the Company’s other senior unsecured indebtedness.

On June 1, 2006, the Company executed senior secured credit facilities in the amount of $4,000. These facilities were provided by a group of lenders and consist of a $2,000 five-year revolving credit facility (the “Revolving Credit Facility”), a $750 five-year term loan (“Term Loan A”), and a $1,250 six-year term loan (“Term Loan B”). As of February 24, 2007, rates on the facilities were tied to LIBOR plus 0.50 percent to 2.00 percent or the Prime Rate plus 0.00 percent to 1.00 percent, depending on the type of borrowing and the Company’s credit ratings, with facility fees ranging from 0.10 percent to 0.50 percent, also depending on the Company’s credit ratings. The rates in effect on outstanding borrowings under the facilities as of February 24, 2007, based on the Company’s current credit ratings, were 0.40 percent for the facility fees, LIBOR plus 1.50 percent for LIBOR revolving advances, Prime Rate plus 0.50 percent for base rate revolving advances, LIBOR plus 1.50 for Term Loan A and LIBOR plus 1.75 percent for Term Loan B. See Note 19—Subsequent Events.

All obligations under the senior secured credit facilities are guaranteed by each material subsidiary of the Company. The obligations are also secured by a pledge of the equity interests in those same material subsidiaries, limited as required by the existing public indentures of the Company and subsidiaries such that the respective debt issued need not be equally and ratably secured.

The senior secured credit facilities also contain various financial covenants including a minimum interest expense coverage ratio and a maximum debt leverage ratio. The interest expense coverage ratio shall not be less than 2.10 to 1 for each of the fiscal quarters ending up through December 30, 2006, 2.15 to 1 for each of the fiscal quarters ending up through December 30, 2007, and moves progressively to a ratio of not less than 2.30 to 1 for the fiscal quarters ending after December 30, 2009. The debt leverage ratio shall not exceed 4.50 to 1 for each of the fiscal quarters ending up through December 30, 2007 and moves progressively to a ratio not to exceed 3.75 to 1 for each of the fiscal quarters ending after December 30, 2009. As of February 24, 2007, the Company is in compliance with the covenants of the senior secured credit facilities.

In conjunction with the $4,000 senior secured credit facilities, the Company terminated its previous five-year unsecured $750 revolving credit agreement dated February 2005. Also terminated were the previous Albertsons credit facilities: $400 dated June 2005, $900 dated June 2004 and $100 dated July 2004. All letters of credit that had been issued and outstanding under the previous credit facilities were transferred under the new credit facility.

Borrowings under Term Loan A and Term Loan B may be repaid, in full or in part, at any time without penalty. Term Loan A has required repayments, payable quarterly, equal to 2.50 percent of the initial drawn balance for the first four quarterly payments (year one) and 3.75 percent of the initial drawn balance for each quarterly payment in years two through five, with the entire remaining balance due at the five year anniversary of the inception date. Term Loan B has required repayments, payable quarterly, equal to 0.25 percent of the initial drawn balance, with the entire remaining balance due at the six year anniversary of the inception date.

As of February 24, 2007, there were $654 of outstanding borrowings under the Revolving Credit Facility, Term Loan A had a remaining principal balance of $713, of which $94 was classified as current, and Term Loan B had

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a remaining principal balance of $1,241, of which $13 was classified as current. Letters of credit outstanding under the Revolving Credit Facility were $347 and the unused available credit under the Revolving Credit Facility was $999. The Company also had $65 of outstanding letters of credit issued under separate agreements with financial institutions.

In November 2006, the Company executed a 364-day accounts receivable securitization program, under which the Company can borrow up to $200 on a revolving basis, with borrowings secured by eligible accounts receivable, which remain under the Company’s control. Facility fees under this program range from 0.15 percent to 1.50 percent, based on the Company’s credit ratings. The facility fee in effect on February 24, 2007, based on the Company’s current credit ratings, is 0.20 percent. As of February 24, 2007, there were $159 of outstanding borrowings under this program. As of February 24, 2007, there were $225 of accounts receivable pledged as collateral, classified in Accounts receivable in the Company’s February 24, 2007 Consolidated Balance Sheet. Due to the Company’s intent to renew the facility or refinance it with the Revolving Credit Facility, the facility is classified in Long-term debt in the February 24, 2007 Consolidated Balance Sheet.

In November 2001, the Company sold zero-coupon convertible debentures due 2031. On October 2, 2006, the Company purchased $213 of these debentures when over 80 percent of the holders put their debentures to the Company for cash. Holders of the debentures may require the Company to purchase all or a portion of the remaining $53 debentures on the first day of October 2011 at a purchase price equal to the accreted value of the debentures (which would include accrued but unpaid interest) at $409.08 (not in millions) per debenture. Since the current credit ratings of the Company are BB or lower as rated by Standard & Poor’s rating service, and Ba3 or lower as rated by Moody’s rating service, the debentures are currently convertible into shares of the Company’s common stock at the option of the holders. In the event of conversion, 9.6434 (not in millions) shares of the Company’s common stock will be issued per each thousand dollars of debentures, or approximately 1.5 shares, should all remaining debentures be converted. As of February 24, 2007, no holders have elected conversion of the debentures. The Company may redeem all or a portion of the remaining debentures at any time at a purchase price equal to the sum of the issue price plus accrued original issue discount as of the redemption date. Due to the holders’ ability to convert the debentures to common stock, the Company’s previous announcement of its intent to settle the debentures in cash and the Company’s ability to call the debentures for cash at any time, the debentures are classified as current debt.

Medium-term notes of $30 due July 2027 contain put options that would require the Company to repay the notes in July 2007 if the holders of the notes so elect by giving the Company 30-days notice. Medium-term notes of $49 due April 2028 contain put options that would require the Company to repay the notes in April 2008 if the holders of the notes so elect by giving the Company 30-days notice. The $209 of 7.5 percent debentures due May 2037 contain put options that would require the Company to repay the notes in May 2009 if the holders of the notes so elect by giving the Company 30-days notice.

Mandatory Convertible Securities

The Company assumed 46,000,000 of 7.25 percent mandatory convertible securities (“Corporate Units”) upon the Acquisition of New Albertsons. Each Corporate Unit consisted of a forward stock purchase contract and, initially, a 2.5 percent ownership interest in one of Albertsons’ senior notes (which were assumed by New Albertsons in connection with the Acquisition) with a principal amount of one thousand dollars, which corresponds to a twenty-five dollar principal amount of senior notes. The purchase contracts yield 3.5 percent per year on the stated amount of twenty-five dollars and the senior notes yield 3.75 percent per year.

In October 2006, the Company made an offer to purchase all outstanding Corporate Units. At the close of the offer the Company purchased approximately 35,000,000 Corporate Units at a purchase price of $25.22 per

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporate Unit, including accrued interest. In January 2007, the Company purchased approximately 4,000,000 Corporate Units at a purchase price of $25.52 per Corporate Unit, including accrued interest. The Company paid an aggregate amount of approximately $979, including accrued interest, and recognized a gain of approximately $1 related to these purchases.

In February 2007, pursuant to the terms of the Corporate Units, the senior notes held as components of Corporate Units (the “Pledged Senior Notes”) were remarketed by the remarketing agent. Through the remarketing, the Company purchased all of the remarketed senior notes for approximately $180 and recognized a gain of less than $1. The proceeds of the remarketing of the Pledged Senior Notes (net of remarketing fee) were delivered to the collateral agent and used to purchase U.S. treasury securities, maturing on or about the purchase contract settlement date of May 16, 2007 (the “Purchase Contract Settlement Date”). The treasury securities will serve as collateral for the holders’ obligations under the purchase contracts associated with the Corporate Units.

As of February 24, 2007, under the terms of the purchase contracts, the Company would be required to issue a minimum of 1.1 shares and a maximum of 1.4 shares of its common stock for the remaining purchase contracts. If the purchase contracts had been settled at February 24, 2007, the Company would have received approximately $45 of net cash and would have issued approximately 1.2 shares of its common stock. Upon settlement of each purchase contract, the Company will receive the stated amount of twenty-five dollars on the purchase contract and will issue the requisite amount of Acquisition Consideration ($20.35 in cash and 0.182 SUPERVALU shares per share of Albertsons common stock subject to the settlement rate). The net amount of cash received will be recorded as an increase to stockholders’ equity.

Upon settlement of the purchase contracts on May 16, 2007, the Company will receive approximately $45 of net cash and issue 1.2 shares.

Before the issuance of common stock upon settlement of the purchase contracts, the Corporate Units will be reflected in the diluted earnings per share calculations using the treasury stock method as defined by SFAS No. 128, “Earnings Per Share.” Under this method, the number of shares of common stock used in calculating diluted earnings per share (based on the settlement formula applied at the end of the reporting period) is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by the Company in the market at the average market price during the period using the proceeds to be received upon settlement. Therefore, dilution will occur for periods when the average market price of the Company’s common stock for the 20-day trading period preceding the end of the reporting period is above $46.54, and will potentially occur when the average market price of the Company’s common stock for the 20-day trading period preceding the end of the reporting period is lower than the average price of the Company’s common stock for the full reporting period. For the year ended February 24, 2007, the Corporate Units were dilutive by approximately 0.09 shares.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—LEASES

Capital and Operating Leases

The Company leases certain retail food stores, food distribution warehouses, office facilities and equipment. Many of these leases include renewal options, and to a limited extent, include options to purchase. Future minimum lease payments for noncancellable operating leases (which exclude the amortization or Acquisition-related fair value adjustments) and capital leases at February 24, 2007 were as follows:

	Operating Leases	Capital Leases
Fiscal Years:
2008	$416	$159
2009	446	158
2010	351	158
2011	324	153
2012	292	146
Later	2,238	1,566

Total future minimum obligations	4,067	2,340
Less interest		(998)

Present value of net future minimum obligations		1,342
Less current obligations		(54)

Long-term obligations		$1,288

The present values of future minimum obligations for capital leases shown above are calculated based on interest rates determined at the inception of the lease, or upon acquisition of the original lessee, ranging from approximately 5.4 percent to 13.8 percent, with a weighted average ratio of approximately 7.5 percent.

Rent expense and sublease rental income under operating leases and amortization expense under capital leases were as follows:

	February 24, 2007	February 25, 2006	February 26, 2005
Operating leases:
Minimum rent	$366	$147	$141
Contingent rent	5	1	1

	371	148	142
Sublease rent	(54)	(26)	(26)

	317	122	116

Capital Leases:
Amortization expense	$54	$32	$35

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is party to a synthetic leasing program for one of its major warehouses. The lease qualifies for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases.” For additional information on the synthetic lease, refer to Note 16—Commitments, Contingencies and Off-Balance Sheet Arrangements.

Future minimum receivables under noncancellable operating leases on owned property and subleases in effect at February 24, 2007 were as follows:

	Owned Property	Leased Property	Total
Fiscal Years:
2008	$23	$57	$80
2009	13	45	58
2010	9	34	43
2011	7	27	34
2012	6	21	27
Later	8	57	65

Total future minimum receivables	$66	$241	$307

Owned property leased to third parties was as follows:

	February 24, 2007	February 25, 2006
Property, plant and equipment	$37	$12
Less accumulated depreciation	(12)	(7)

Property, plant and equipment, net	$25	$5

Direct Financing Leases

Under direct financing capital leases, the Company leases buildings to independent retailers with terms ranging from five to 20 years. Future minimum rentals to be received under direct financing leases and related future minimum obligations under capital leases in effect at February 24, 2007, are as follows:

	Direct Financing Lease Receivables	Direct Financing Capital Lease Obligations
Fiscal Years:
2008	$10	$9
2009	9	9
2010	9	8
2011	7	7
2012	7	6
Later	27	25

Total minimum lease payments	69	64
Less unearned income	(20)	—
Less interest	—	(17)

Present value of net minimum lease payments	49	47
Less current portion	(6)	(6)

Long-term portion	$43	$41

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—INCOME TAXES

The provision for income taxes consists of the following:

	2007	2006	2005
Current
Federal	$187	$148	$152
State	38	22	19
Tax credits	(2)	(2)	(2)

Total current	223	168	169
Deferred	72	(45)	46

Total provision	$295	$123	$215

The difference between the actual tax provision and the tax provision computed by applying the statutory federal income tax rate to earnings before income taxes is attributable to the following:

	2007	2006	2005
Federal taxes based on statutory rate	$261	$115	$210
State income taxes, net of federal benefit	31	11	16
Audit settlements	—	—	(7)
Other	3	(3)	(4)

Total provision	$295	$123	$215

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company’s deferred tax assets and liabilities consist of the following as of February 24, 2007 and February 25, 2006:

	2007	2006
Deferred tax assets:
Compensation and benefits	$425	$147
Self-insurance	143	29
Basis in fixed assets	497	67
Other	183	53
Capital loss carryforward	175	—

Gross deferred tax assets	1,423	296
Valuation allowance	(175)	—

Total deferred tax assets	1,248	296

Deferred tax liabilities:
Basis in fixed assets and capital leases	(766)	(203)
Inventories	(248)	(3)
Debt discount	(78)	—
Intangibles	(674)	(82)
Other	(75)	(36)

Total deferred tax liabilities	(1,841)	(324)

Net deferred tax liability	$(593)	$(28)

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company currently has federal and state net operating loss (NOL) carryforwards from Acquired Operations of $26 and $51, respectively, for tax purposes. The NOLs expire beginning in 2008 and continuing through 2021.

The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company recorded a full valuation allowance against its capital loss carryforward deferred tax asset in accordance with SFAS No. 109, as realization of such assets in future years is uncertain. The capital loss carryover will expire in fiscal 2011.

NOTE 12—STOCK-BASED COMPENSATION

Adoption of New Standard

Effective February 26, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified-prospective transition method. Under this transition method, compensation expense recognized during the year ended February 24, 2007 included: (1) compensation expense for all stock-based awards granted prior to, but not yet vested as of February 25, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) compensation expense for all stock-based awards granted on or after February 26, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company used the straight-line method to recognize the expense related to the option plan prior to and subsequent to the adoption of SFAS No. 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Earnings for the year ended February 24, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The effect of adopting SFAS No. 123(R) was an additional after tax expense of $15 ($0.08 per basic and diluted share) recognized in the Consolidated Statement of Earnings for the 52 weeks ended February 24, 2007.

Stock Options

The Company has options outstanding under multiple stock plans. The Company’s 2002 Stock Plan allows the granting of non-qualified stock options and incentive stock options to purchase shares of the Company’s common stock, to key salaried employees at prices not less than 100 percent of the fair market value on the date of grant. The Company’s 1997 Stock Plan allows the granting of non-qualified stock options to purchase common shares to salaried employees at fair market value on the date of grant. In April 2005, the Board of Directors authorized an additional 9 shares for issuance under the 2002 Stock Plan, which was approved by the stockholders of the Company on June 15, 2005. 7.5 of these shares are reserved for issuance as stock options and the remaining 1.5 shares are reserved for other types of awards. As part of the Acquisition, the Company may grant non-qualified stock options and incentive stock options to purchase 10 shares of the Company’s common stock to employees of Albertsons prior to the Acquisition at fair market value on the date of grant under the Albertsons 2004 Equity and Performance Incentive Plan. The Company has options outstanding under the 2002 Stock Plan, the 1997 Stock Plan and the Albertsons 2004 Equity and Performance Incentive Plan. The Company also has options outstanding under its 1983 Employee Stock Option Plan, 1993 Stock Plan, the SUPERVALU/Richfood Stock Incentive Plan, and the Albertsons Amended and Restated 1995 Stock-Based Incentive Plan, but no further options may be granted under these plans. The plans provide that the Board of Directors or the Executive Personnel and Compensation Committee of the Board (the “Compensation Committee”) may determine at the time of granting whether each option granted, except those granted under the 1997 Stock Plan, will be a non-qualified or incentive stock option under the Internal Revenue Code. The terms of each option will be determined by the Board of Directors or the Compensation Committee. Generally, options issued prior to fiscal 2006 have a term of ten years. Effective in fiscal 2006, options granted will not be for more than a term of seven

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years. Generally, options vest over four years. The exercise provisions of future awards may change as the Board of Directors or the Compensation Committee may determine.

In accordance with the Acquisition agreement, the Company assumed approximately 21 fully vested stock options of holders of Albertsons stock options who became employees of the Company after the Acquisition. The fair value of the stock options issued was determined in accordance with SFAS No. 123(R).

Prior to February 26, 2006, the Company applied APB Opinion No. 25 and related interpretations in accounting for stock option and stock unit awards made under the 2002 Stock Plan and other plans. Stock options previously granted under these plans had an exercise price equal to not less than the fair market value of the common stock on the date of the grant, and accordingly, no compensation expense was recognized.

Options granted, exercised and outstanding were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding, February 28, 2004	11,839	$20.93	6.1	$87,924
Granted	3,154	30.37
Exercised	(3,550)	19.68
Canceled and forfeited	(139)	25.55

Outstanding, February 26, 2005	11,304	$23.87	6.2	$94,743
Granted	3,228	33.32
Exercised	(2,377)	21.15
Canceled and forfeited	(355)	27.74

Outstanding, February 25, 2006	11,800	$26.89	5.6	$65,385
Granted	3,129	29.67
Assumed in Acquisition	21,349	33.13
Exercised	(11,055)	24.85
Canceled and forfeited	(3,188)	40.41

Outstanding, February 24, 2007	22,035	$32.40	4.7	$157,954

Vested and expected to vest in future at February 24, 2007	21,745	$32.43	4.5	$155,845
Exercisable at February 24, 2007	17,765	$33.08	4.3	$123,437

The weighted average grant date fair value of stock options granted to holders of Albertsons stock options who became employees of the Company after the Acquisition was $6.07 per share. The weighted average grant date fair value of all other stock options granted during the year ended February 24, 2007 was $6.96 per share. The weighted average grant date fair value of all stock options granted during the 52 weeks ended February 24, 2007, February 25, 2006 and February 26, 2005 was $6.18, $8.42 and $7.80 per share, respectively. The total intrinsic value of stock options exercised during the 52 weeks ended February 24, 2007, February 25, 2006 and

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 26, 2005 was $71, $29 and $41, respectively. Intrinsic value is measured using the fair market value at the date of exercise for stock options exercised or at February 24, 2007 for outstanding stock options, less the applicable exercise price.

For stock options, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model. Expected volatilities are estimated based on an average of actual historical volatility and implied volatilities corresponding to the options estimated expected term. The Company believes this approach to determine volatilities is representative of future stock volatilities. The expected term of options are estimated based on analysis of options already exercised and foreseeable trends or changes in behavior. The risk free interest rates are based on the U.S. Treasury securities maturities as of each applicable grant date. The dividend yield is based on analysis of actual historical dividend yields.

The significant weighted average assumptions relating to the valuation of the Company’s stock options for the 52-week periods ended February 24, 2007 and February 25, 2006 were as follows:

	52 Weeks Ended
	February 24, 2007	February 25, 2006	February 26, 2005
Dividend yield	2.0%	2.0%	2.0%
Volatility rate	20.6 - 29.5%	28.9%	31.8%
Risk-free interest rate	4.5 - 5.2%	3.9%	3.1%
Expected option life (years)	1.0 - 5.4 years	4.8 years	4.5 years

Compensation Expense

The components of pre-tax stock-based compensation expense (included primarily in Selling and administrative expenses in the Consolidated Statement of Earnings) and related tax benefits were as follows:

	52 Weeks Ended
	February 24, 2007	February 25, 2006	February 26, 2005
Stock-based compensation	$43	$3	$12
Income tax benefits	(17)	(1)	(4)

Stock-based compensation (net of tax)	$26	$2	$8

The Company realized excess tax benefits of $22 related to the exercise of stock options.

Unrecognized Compensation Expense

Stock Options

As of February 24, 2007, there was $27 of unrecognized compensation expense related to nonvested options granted under the Company’s stock-based compensation plans. The expense related to these nonvested awards is expected to be charged to expense over a weighted-average remaining vesting period of approximately two years.

Option shares available for grant were 17 and 10 at February 24, 2007 and February 25, 2006, respectively. As of February 24, 2007, the Company has reserved 40 shares, in aggregate, for the plans.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Stock-Based Awards

The Company awards restricted stock to employees under various plans. The restrictions on these awards generally lapse between one and five years from the date of grant and the expense is recognized over the vesting period. As of February 24, 2007 there was $33 of unrecognized compensation expense related to these awards under the Company’s stock plans. These awards are expected to be charged to expense over a weighted-average vesting period of approximately two years.

Restricted stock activity was as follows:

Restricted Stock

(In thousands)
Outstanding, February 28, 2004	516
Granted	123
Released	(188)
Canceled	(3)

Outstanding, February 26, 2005	448
Granted	237
Released	(121)
Canceled	(15)

Outstanding, February 25, 2006	549
Granted *	1,360
Released	(334)
Cancellations	(36)

Outstanding, February 24, 2007	1,539

*	Fiscal 2007 grants include 366 unvested restricted stock units to individuals who became employees of the Company in connection with the Acquisition (See Note 3—Acquisition).

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Compensation Expense

Had compensation expense for the 52 weeks ended February 25, 2006 and February 26, 2005 been determined based on the fair value at the grant dates of stock-based awards, consistent with SFAS No. 123(R), net income, basic earnings per share, and diluted earnings per share would have been as follows:

	Year Ended February 25, 2006	Year Ended February 26, 2005
Net earnings, as reported	$206	$386
Add: stock-based compensation expense included in reported net earnings, net of related tax effect	2	8
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(18)	(24)

Pro forma net earnings	190	370
Add: interest on dilutive convertible debentures, net of related tax effect	7	7

Pro forma net earnings for diluted earnings per share	$197	$377

Earnings per share—basic:
As reported	$1.52	$2.86
Pro forma	1.40	2.74
Earnings per share—diluted:
As reported	1.46	2.71
Pro forma	1.36	2.60

NOTE 13—TREASURY STOCK PURCHASE PROGRAM

In June 2006, the Board of Directors authorized a stock repurchase program under which the Company is authorized to purchase up to the number of shares of common stock issued by the Company upon the exercise of employee stock options by the former employees of Albertsons who became employees of the Company. The term of this program is from June 2, 2006 to June 1, 2007, and shall not exceed 10 shares. During fiscal 2007, the Company purchased 8 shares under the program at an average cost of $29.26 per share. This authorization is in addition to the Company’s May 2004 share repurchase program.

In May 2004, the Board of Directors authorized a treasury stock purchase program under which the Company is authorized to purchase up to 5 shares of the Company’s common stock for reissuance upon the exercise of employee stock options and for other compensation programs utilizing the Company’s stock. In fiscal 2005, the Company purchased approximately 0.4 shares under the program at an average cost of $27.73 per share. In fiscal 2006, the Company purchased approximately 0.9 shares under the program at an average cost of $32.19 per share. No repurchases were made under this program during fiscal 2007. As of February 24, 2007, approximately 4 shares remained available for purchase under this program.

Subsequent to fiscal 2007, the Company announced a new share repurchase program to replace all existing share repurchase programs. For further information, see Note 19—Subsequent Events.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—EARNINGS PER SHARE

Basic EPS is calculated using net earnings available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is after giving affect to the dilutive impacts of stock options, restricted stock awards and outstanding convertible securities. In addition, for the calculation of diluted earnings per share, net earnings is adjusted to eliminate the after tax interest expense recognized during the period related to contingently convertible debentures. Effective on August 31, 2006, in conjunction with the Company’s announcement of its intent to use cash to repurchase the contingently convertible debentures, the debentures were no longer considered dilutive for the calculation of diluted earnings per share.

The following table reflects the calculation of basic and diluted earnings per share:

	2007	2006	2005
Earnings per share—basic:
Net earnings	$452	$206	$386
Weighted average shares outstanding—basic	189	136	135
Earnings per share—basic	$2.38	$1.52	$2.86
Earnings per share—diluted:
Net earnings	$452	$206	$386
Interest related to dilutive contingently convertible debentures, net of tax	3	7	7

Net earnings used for diluted earnings per share calculation	$455	$213	$393

Weighted average shares outstanding—basic	189	136	135
Dilutive impact of options and restricted stock outstanding	3	2	2
Dilutive impact of convertible securities	4	8	8

Weighted average shares—diluted	196	146	145

Earnings per share—diluted	$2.32	$1.46	$2.71

Options to purchase 11, 3, and 1 shares of common stock were outstanding during the 52 week period ended February 24, 2007, February 25, 2006 and February 26, 2004, respectively, but were excluded from the computation of diluted earnings per share because they were not dilutive.

NOTE 15—BENEFIT PLANS

Employee Benefit Plans

Substantially all employees of the Company and its subsidiaries are covered by various contributory and non-contributory pension or profit sharing plans. Union employees participate in multi-employer retirement plans under collective bargaining agreements, unless the collective bargaining agreement provides for participation in plans sponsored by the Company. In addition to sponsoring both defined benefit and defined contribution pension plans, the Company provides health care and life insurance benefits for eligible retired employees under postretirement benefit plans, and short-term and long-term disability benefits to former and inactive employees prior to retirement under post-employment benefit plans.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 29, 2006, the Financial Accounting Standards Board issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires, among other things, the recognition of the funded status of each defined benefit pension plan and each other postretirement benefit plan on the balance sheet. The impact of the implementation of the standard due to previously unrecognized prior service cost and actuarial gains/losses not recognized in current year expense is recognized in accumulated other comprehensive income/loss, a component of shareholders’ equity.

	Pension Benefits
	Before implementation of SFAS 158	Change due to SFAS 158	After implementation of SFAS 158
Pension intangible asset	$7	$(7)	$—
Pension liability	$364	$73	$437
Other postretirement liability	$118	$52	$170
Deferred tax liability	$644	$(51)	$593
Total liabilities	$16,322	$74	$16,396
Accumulated other comprehensive loss	$(154)	$(81)	$(235)
Total stockholders’ equity	$5,387	$(81)	$5,306
Total liabilities and stockholders’ equity	$21,709	$(7)	$21,702

SFAS No. 158 has a provision requiring a measurement date equal to the balance sheet date for companies with fiscal years ending after December 15, 2008. The Company has chosen to adopt the measurement date provision for the fiscal year beginning February 25, 2007. The measurement date for the SUPERVALU defined benefit pension plans and other postretirement benefit plans for fiscal 2007 was November 30, 2006. The measurement date for the Acquired Operations’ defined benefit pension plans and other postretirement benefit plans was February 22, 2007.

The benefit obligation, fair value of plan assets, and funded status of the Company-sponsored qualified defined benefit pension plans and other postretirement benefit plans are as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefits
	February 24, 2007	February 25, 2006	February 24, 2007	February 25, 2006
Change in Benefit Obligation (1)
Benefit obligation at beginning of year	$780	$686	$144	$149
Acquired Operations benefit obligation at acquisition June 2, 2006	1,136	—	27	—
Service cost	32	21	2	2
Interest cost	97	41	9	8
Plan participants’ contributions	—	—	—	6
Actuarial loss (gain)	143	60	(1)	(9)
Benefits paid	(47)	(28)	(11)	(12)

Benefit obligation at end of year	$2,141	$780	$170	$144

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Defined Benefit Pension Plans		Other Postretirement Benefits
	February 24, 2007	February 25, 2006	February 24, 2007	February 25, 2006
Changes in Plan Assets
Fair value of plan assets at beginning of year	$556	$520	$—	$—
Acquired Operations fair value of plan assets at acquisition June 2, 2006	1,015	—	—	—
Actual return on plan assets	174	39	—	—
Employer contributions	37	25	11	9
Plan participants’ contributions	—	—	5	6
Benefits paid	(47)	(28)	(16)	(15)

Fair value of plan assets at end of year	$1,735	$556	$—	$—

Reconciliation of Prepaid (Accrued) Cost and Total Amount Recognized
Funded status	$(406)	$(224)	$(170)	$(141)
Unrecognized net loss	—	261	—	64
Unrecognized prior service cost (benefit)	—	7	—	(6)

Net amount recognized	$(406)	$44	$(170)	$(83)

Accrued benefit liability	$—	$(162)
Intangible asset	—	7
Accumulated other comprehensive loss	—	199

Total recognized	$(406)	$44

(1)	For the defined benefit pension plans, the benefit obligation is the projected benefit obligation. For other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.

Amounts recognized in accumulated other comprehensive loss for the qualified defined benefit pension plans and other postretirement benefit plans consists of the following:

	Defined Benefit Pension Plans		Other Postretirement Benefits
	February 24, 2007	February 25, 2006	February 24, 2007	February 25, 2006
Prior service cost	$5	$—	$(4)	$—
Net actuarial loss	309	199	56	—

Total recognized in accumulated other comprehensive loss, before tax	$314	$199	$52	$—

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated future benefit payments to be paid from the Company’s defined benefit pension plans and other postretirement benefit plans, which reflect expected future service, are as follows:

	Pension Benefits (1)	Postretirement Benefits
Fiscal Year
2008	$62	$13
2009	68	14
2010	74	14
2011	80	14
2012	87	14
Years 2013-2017	576	77

(1)	Pension benefits include the estimated future benefit payments for the unfunded, nonqualified pension plans sponsored by the Company.

Defined Benefit Pension Plans

Benefit calculations for the legacy SUPERVALU’s sponsored defined benefit pension plans for primarily non-union eligible participants are generally based on years of eligible service and the participants’ highest compensation during five consecutive years of employment. Benefits paid to Acquired Operation retirees are based upon age at retirement, years of eligible service and average compensation. The Company’s accumulated benefit obligation for the qualified defined benefit pension plans was $2,072 and $719 at February 24, 2007 and February 25, 2006, respectively.

The Company also sponsors certain supplemental executive retirement benefit plans which are unfunded, nonqualified plans which provide certain key employees retirement benefits that supplement those provided by the Company’s other retirement plans. The projected benefit obligation for the unfunded, nonqualified plans was $30 and $22 at February 24, 2007 and February 25, 2006, respectively. The accumulated benefit obligation for these plans totaled $26 and $18 at February 24, 2007 and February 25, 2006, respectively. Net periodic pension cost was $5, $3 and $4 for fiscal 2007, 2006 and 2005, respectively. The amount recognized in accumulated other comprehensive income/loss for prior service cost and net actuarial loss, before tax, are $2 and $16, respectively, at February 24, 2007 and $0 and $7, respectively, at February 25, 2006. The estimated prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive income/loss into net periodic benefit cost for over the next fiscal year are $1 and $2, respectively.

At February 24, 2007 and February 25, 2006, the accumulated benefit obligation for all defined benefit pension plans exceeded the fair value of the respective plan assets.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Periodic Benefit Expense

Net periodic benefit expense for qualified defined benefit pension plans consisted of the following:

	Pension Benefits
	2007	2006	2005
Service cost—benefits earned during the period	$32	$21	$19
Interest cost on projected benefit obligations	97	41	38
Expected return on plan assets	(105)	(41)	(41)
Amortization of prior service cost (benefit)	2	1	1
Recognized net actuarial loss	26	23	19

Net periodic benefit expense	$52	$45	$36

The estimated prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive income/loss into net periodic benefit cost for the qualified defined benefit pension plans over the next fiscal year are $1 and $25, respectively.

Weighted average assumptions used for the defined benefit pension plans, including the unfunded, nonqualified plans, consist of the following:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Weighted-average assumptions used to determine benefit obligations (1):
Discount rate	5.70-5.85%	5.75%	6.00%
Rate of compensation increase	3.00-3.07%	3.00%	3.00%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate (2)	5.75-6.30%	6.00%	6.25%
Rate of compensation increase	3.00-3.07%	3.00%	3.00%
Expected return on plan assets (3)	8.00%	8.00%	8.75%

(1)	Legacy SUPERVALU benefit obligations and the fair value of plan assets are measured as of November 30, 2006. The Acquired Operations benefit obligations and the fair value of plan assets are measured as of February 22, 2007.

(2)	The Company reviews and selects the discount rate to be used in connection with its pension and other postretirement obligations annually. In determining the discount rate, the Company uses the yield on corporate bonds (rated AA or better) that coincides with the cash flows of the plans’ estimated benefit payouts. The model uses a yield curve approach to discount each cash flow of the liability stream at an interest rate specifically applicable to the timing of each respective cash flow. The model totals the present values of all cash flows and calculates the equivalent weighted-average discount rate by imputing the singular interest rate that equates the total present value with the stream of future cash flows. This resulting weighted-average discount rate is then used in evaluating the final discount rate to be used by the Company.

(3)	Net periodic benefit expense is measured using weighted average assumptions as of the beginning of each year.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	Expected long-term return on plan assets is estimated by asset class and is generally based on widely-accepted capital market principles, long-term return analysis for global fixed income and equity markets, the active total return-oriented portfolio management style as well as the diversification needs and rebalancing characteristics of the plan. Long-term trends are evaluated relative to market factors such as inflation, interest rates and fiscal and monetary polices in order to assess the capital market assumptions.

Contributions

The Company expects to contribute $32 to its pension plans and $13 to its postretirement benefit plans in fiscal 2008. The Company’s funding policy for the defined benefit pension plans is to contribute the minimum contribution allowed under the Employee Retirement Income Security Act (“ERISA”), with consideration given to contributing larger amounts in order to be exempt from Pension Benefit Guaranty Corporation (“PBGC”) variable rate premiums or participant notices of under-funding. The Company will recognize contributions in accordance with applicable regulations, with consideration given to recognition for the earliest plan year permitted.

Plan Assets

Plan assets are held in trust and invested in separately managed accounts and publicly traded mutual funds holding equity, fixed income securities and alternative investment classes.

The Company employs a total return approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Alternative investments, including hedge funds, private equity and real estate are also used judiciously to enhance risk adjusted long-term returns while improving portfolio diversification. The overall investment strategy and policy have been developed based on the need to satisfy the long-term liabilities of the Company’s pension plans. Risk management is accomplished through diversification across asset classes, multiple investment manager portfolios and both general and portfolio-specific investment guidelines. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and the Company’s financial condition. This asset allocation policy mix is reviewed annually and actual allocations are rebalanced on a regular basis.

Plan assets are invested using a combination of active and passive investment strategies. Passive strategies invest in broad sectors of the market primarily through the use of indexing. Indexing is an investment management approach based on investing in exactly the same securities, in the same proportions, as an index, such as the S&P 500. Active strategies employ multiple investment management firms. Managers within each asset class cover a range of investment styles and approaches and are combined in a way that controls for capitalization, and style biases (equities) and interest rate bets (fixed income) versus benchmark indices while focusing primarily on security selection as a means to add value. Monitoring activities to evaluate performance against targets and measure investment risk take place on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The asset allocation guidelines and the actual allocation of pension plan assets are as follows:

Asset Category	Target Allocation Ranges	Plan Assets Fiscal 2007	Plan Assets Fiscal 2006
Domestic Equity	45.0% - 70.0%	52.5%	60.1%
International Equity	7.0% - 20.0%	17.7%	9.9%
Domestic Fixed Income	25.0% - 35.0%	29.5%	24.5%
Cash and Other	0.0% - 15.0%	0.3%	5.5%

Total		100.0%	100.0%

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Postretirement Benefits

The Company offers health and life insurance to retirees under multiple programs. The terms of these plans vary based on employment history, age, and date of retirement. For most retirees, the Company provides a fixed dollar contribution and retirees pay contributions to fund the remaining cost.

The net periodic postretirement benefit cost was as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Service cost	$2	$2	$1
Interest cost	9	9	7
Amortization of prior service cost (benefit)	(2)	(2)	(2)
Recognized net actuarial loss	5	6	4

Net periodic benefit expense	$14	$15	$10

The estimated net amount of prior service benefit and net actuarial loss that will be amortized from accumulated other comprehensive income/loss into net periodic benefit cost over the next fiscal year is $3.

Weighted average assumptions used for the postretirement benefit plans consist of the following:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Weighted-average assumptions used to determine benefit obligations (1):
Discount rate	5.70-5.85%	5.75%	6.00%
Weighted-average assumptions used to determine net periodic benefit cost (2):
Discount rate	5.38-5.75%	6.00%	6.25%

(1)	SUPERVALU benefit obligations are measured as of November 30, 2006. The Acquired Operations benefit obligations are measured as of February 22, 2007.

(2)	Net periodic benefit expense is measured using weighted average assumptions as of the beginning of each year.

For those retirees whose health plans provide for variable employer contributions, the assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation ranged from 6% to 13% in fiscal 2007. The assumed health care cost trend rate will decrease by 0% to 2% each year for the next five years until it reaches the ultimate trend rate of 5% to 6%. For those retirees whose health plans provide for a fixed employer contribution rate, a health care cost trend is not applicable. The health care cost trend rate assumption has a significant impact on the amounts reported. For example, a 1% change in the trend rate would impact the Company’s accumulated postretirement benefit obligation by approximately $11 and the service and interest cost by approximately $1 in fiscal 2008.

Defined Contribution Plans

The Company sponsors several defined contribution and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code. The total amount contributed by the Company to the plans is determined by plan

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provisions or at the discretion of the Company’s Retirement Committee. Total contribution expenses for these plans were $83, $16 and $18 for fiscal 2007, 2006 and 2005, respectively. Plan assets also include 4 and 3 shares of the Company’s common stock at February 24, 2007 and February 25, 2006, respectively.

Post-Employment Benefits

The Company recognizes an obligation for benefits provided to former or inactive employees. The Company is self-insured for certain of its employees’ short-term and long-term disability plans, which are the primary benefits paid to inactive employees prior to retirement.

At February 24, 2007, the obligation for post-employment benefits was $85 with $23 included in Accrued vacation, compensation and benefits and $62 included in Other liabilities.

Multi-Employer Plans

The Company also participates in several multi-employer plans providing defined benefits to union employees under the provisions of collective bargaining agreements. These plans require the Company to make contributions thereto as negotiated in such collective bargaining agreements. The Company contributed $122, $37 and $37 to these plans for fiscal 2007, 2006 and 2005, respectively. Currently, some of these plans are underfunded in that the present value of accrued liabilities exceeds the current value of the assets held in trust to pay benefits. If the Company were to exit certain markets or otherwise cease making contributions to these plans at this time, it could trigger a withdrawal liability that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits. There are many variables that affect future funding requirements such as investment returns and benefit levels.

Collective Bargaining Agreements

At February 24, 2007, the Company had approximately 191,400 employees. Approximately 117,000 employees are covered by collective bargaining agreements. During fiscal 2007, 33 collective bargaining agreements covering approximately 25,500 employees were re-negotiated. During fiscal 2008, 69 collective bargaining agreements covering approximately 43,200 employees will expire.

NOTE 16—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has guaranteed certain leases, fixture financing loans and other debt obligations of various retailers at February 24, 2007. These guarantees were generally made to support the business growth of affiliated retailers. The guarantees are generally for the entire terms of the leases or other debt obligations with remaining terms that range from less than one year to 20 years, with a weighted average remaining term of approximately 12 years. For each guarantee issued, if the affiliated retailer defaults on a payment, the Company would be required to make payments under its guarantee. Generally, the guarantees are secured by indemnification agreements or personal guarantees of the affiliated retailer. At February 24, 2007, the maximum amount of undiscounted payments the Company would be required to make in the event of default of all guarantees was approximately $215 and represented approximately $141 on a discounted basis. No amount has been recorded in the Consolidated Balance Sheets for these contingent obligations under the Company’s guarantee arrangements.

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

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is party to a synthetic leasing program for one of its major warehouses. The lease expires in April 2008 and it may be renewed with the lessor’s consent through April 2013, and has a purchase option of $60. On February 8, 2007, the Company approved a plan to exit this facility. As a result of the decision to exit this facility, the Company has recorded the difference between the purchase option and the estimated market value of the property underlying the lease as a residual value guarantee. The residual value guarantee is included in Other current assets on the Company’s Consolidated Balance Sheet as of February 24, 2007 and will be amortized over the remaining term of the lease.

In the ordinary course of business, the Company enters into supply contracts to purchase products for resale. These contracts typically include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. The Company has approximately $2,372 of non-cancelable future purchase obligations primarily related to supply contracts.

The Company had $412 of outstanding letters of credit as of February 24, 2007, of which $347 were issued under the credit facility and $65 were issued under separate agreements with financial institutions. These letters of credit primarily support workers’ compensation, merchandise import programs and payment obligations. The Company pays fees, which vary by instrument, of up to 1.75 percent on the outstanding balance of the letters of credit.

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

Legal Proceedings

The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business, including certain matters of the Acquired Operations, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows. Accruals for certain pre-acquisition legal contingencies related to the Acquired Operations were included in liabilities assumed due to the Acquisition. Certain changes to accruals related to pre-acquisition legal contingencies may be adjusted through purchase accounting for up to one year from the date of Acquisition.

In April 2000, a class action complaint was filed against Albertsons, Inc., as well as American Stores Company, American Drug Stores, Inc., Sav-on Drug Stores, Inc. and Lucky Stores, Inc., wholly-owned subsidiaries of Albertsons, Inc., in the Superior Court for the County of Los Angeles, California (Gardner, et al. v. American Stores Company, et al.) by assistant managers seeking recovery of overtime based on plaintiffs’ allegation that they were improperly classified as exempt under California law. In May 2001, the court certified a class with respect to Sav-on Drug Stores assistant managers. A case with very similar claims, involving the Sav-on Drug Stores assistant managers and operating managers, was also filed in April 2000 against Albertsons, Inc.’s subsidiary Sav-on Drug Stores, Inc. in the Superior Court for the County of Los Angeles, California (Rocher, Dahlin, et al. v. Sav-on Drug Stores, Inc.), and was certified as a class action in June 2001 with respect to assistant managers and operating managers. The two cases were consolidated in December 2001. New Albertsons, Inc. was added as a named defendant in November 2006. Plaintiffs seek overtime wages, meal and rest break penalties, other statutory penalties, punitive damages, interest, injunctive relief, and attorneys’ fees and costs. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2000, an agreement was reached and court approval granted to settle ten purported class or collective actions that were consolidated in March 1996 in the United States District Court in Boise, Idaho (Barton et al. v. Albertson’s, Inc.) and which raised various issues including “off-the-clock” work allegations and allegations regarding certain salaried grocery managers’ exempt status. Under the settlement agreement, current and former employees who met eligibility criteria have been allowed to present their off-the-clock work claims to a claims administrator. Additionally, current and former grocery managers employed in the State of California have been allowed to present their exempt status claims to a claims administrator. The claims administrator has assigned values to claims. The value of these claims can be challenged by either party. The parties have agreed to resolve all outstanding claims and the Court granted final approval of that agreement on March 22, 2007. Management does not believe that the settlement will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On October 13, 2000, a complaint was filed in Los Angeles County Superior Court (Joanne Kay Ward et al. v. Albertson’s, Inc. et al.) alleging that Albertsons, Lucky Stores and Sav-on Drug Stores provided terminating employees their final paychecks in an untimely manner. The lawsuit seeks statutory penalties. On January 4, 2005, the case was certified as a class action. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On February 2, 2004, the Attorney General for the State of California filed an action in Los Angeles federal court (California, ex rel Lockyer v. Safeway, Inc. dba Vons, a Safeway Company, Albertson’s, Inc. and Ralphs Grocery Company, a division of The Kroger Co., United States District Court Central District of California, Case No. CV04-0687) claiming that certain provisions of the agreements (the “Labor Dispute Agreements”) between Albertsons, The Kroger Co. and Safeway Inc. (the “Retailers”), which provided for “lock-outs” in the event that any Retailer was struck at any or all of its Southern California facilities during the 2003-2004 labor dispute in Southern California when the other Retailers were not and contained a provision designed to prevent the union from placing disproportionate pressure on one or more Retailer by picketing such Retailer(s) but not the other Retailer(s) during the labor dispute violate Section 1 of the Sherman Act. The lawsuit seeks declarative, injunctive and other legal and equitable relief. The Retailers’ motion for summary judgment was denied on May 26, 2005 and the Retailers’ appeal of that decision was dismissed on November 29, 2005. On December 7, 2006, the Attorney General’s motion for Summary Judgment was denied, and the Attorney General’s motion to certify an appeal of the decision was denied on March 5, 2007. The Company continues to believe it has strong defenses against this lawsuit and is vigorously defending it. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this action will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In March 2004, a lawsuit seeking class action status was filed against Albertsons in the Superior Court of the State of California in and for the County of Alameda, California (Dunbar v. Albertson’s, Inc.) by a grocery manager seeking recovery including overtime pay based upon plaintiff’s allegation that he and other grocery managers were improperly classified as exempt under California law. Class certification was denied in June 2005 and the Court granted plaintiffs’ motion to consolidate trial of approximately sixty claims. The claims have been resolved and all complaints dismissed.

In August 2004, Sally Wilcox and Dennis Taber filed a complaint, later certified as a class action, in California Superior Court in and for the County of San Diego, alleging that Albertson’s Inc. failed to pay wages for time worked during meal breaks to its non-exempt employees employed in key carrier positions. The lawsuit further alleges that Albertson’s failed to provide itemized wage statements as required by California law and that

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Albertson’s failed to timely pay wages of terminated or resigned employees as required by California law. The lawsuit further alleges a violation of the California Unfair Competition Law, Business and Professions Code Section 17200 et seq. The lawsuit seeks recovery of all wages, compensation and/or penalties owed the members of the class certified, including compensation of one hour of pay for rest or meal period violations and wages for all time worked while employees were clocked out for meal periods or required to remain on the premises during meal periods. The lawsuit further seeks to recover all past due compensation and penalties for failure to provide accurate itemized wage statements and to pay all wages due at time of termination for members of the class certified with interest from August 6, 2000 to time of trial. The Company is vigorously defending this lawsuit. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On January 24, 2006, a class action complaint was filed in the Fourth Judicial District of the State of Idaho in and for the County of Ada, naming Albertsons and its directors as defendants. The action (Christopher Carmona v. Henry Bryant et al., No. CV-OC 0601251) challenged the agreements entered into in connection with the series of transactions facilitating the sale of Albertsons to SUPERVALU, CVS and Cerberus Group. On May 18, 2006, the defendants entered into a memorandum of understanding for a full settlement with the plaintiff. On December 13, 2006, the Court held a hearing for final approval of the settlement, and on January 23, 2007, issued a Memorandum Decision and Order granting approval. On March 9, 2007, the Court issued a Final Judgment and Order of Dismissal with Prejudice.

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

Insurance Contingencies

The Company has outstanding workers’ compensation and general liability claims with a former insurance carrier that is experiencing financial difficulties. If the insurer fails to pay any covered claims that exceed deductible limits, creating “excess claims,” the Company may have the ability to present these excess claims to guarantee funds in certain states in which the claims originated. In the state where the Company faces the largest potential exposure, legislation was enacted that the Company believes increases the likelihood of state guarantee fund protection. The Company currently cannot estimate the amount of the covered claims in excess of deductible limits which will not be paid by the insurance carrier or otherwise. As of February 24, 2007, the insurance carrier continues to pay the Company’s claims. Based on information presently available to the Company, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

SUPERVALU INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension Plan / Health and Welfare Plan Contingencies

The Company contributes to various multi-employer pension plans under collective bargaining agreements, primarily defined benefit pension plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. Based on available information, the Company believes that some of the multi-employer plans to which it contributes are under-funded. Company contributions to these plans are likely to continue to increase in the near term. However, the amount of any increase or decrease in contributions will depend on a variety of factors, including the results of the Company’s collective bargaining efforts, investment return on the assets held in the plans, actions taken by the trustees who manage the plans, and requirements under the Pension Protection Act and /or Section 412 (e) of the Internal Revenue Code. Furthermore, if the Company were to exit certain markets or otherwise cease making contributions to these plans at this time, it could trigger a withdrawal liability that would require the Company to fund its proportionate share of a plan’s unfunded vested benefits.

The Company also makes contributions to multi-employer health and welfare plans in amounts set forth in the related collective bargaining agreements. Some of the collective bargaining agreements contain reserve requirements that may trigger unanticipated contributions resulting in increased health care expenses. If these health care provisions cannot be renegotiated in a manner that reduces the prospective health care cost as the Company intends, the Company’s Selling and administrative expenses could increase in the future.

NOTE 17—SHAREHOLDER RIGHTS PLAN

On April 24, 2000, the Company announced that the Board of Directors adopted a Shareholder Rights Plan under which one preferred stock purchase right is distributed for each outstanding share of common stock. The rights, which expire on April 12, 2010, are exercisable only under certain conditions, and may be redeemed by the Board of Directors for $0.01 per right. The plan contains a three-year independent director evaluation provision whereby a committee of the Company’s independent directors will review the plan at least once every three years. The rights become exercisable, with certain exceptions, after a person or group acquires beneficial ownership of 15 percent or more of the outstanding voting stock of the Company.

NOTE 18—SEGMENT INFORMATION

Refer to page F-5 for the Company’s segment information.

NOTE 19—SUBSEQUENT EVENTS

On March 8, 2007, the Company executed an amendment to the existing credit facility, resulting in new applicable interest rates for its term loans. Rates on Term Loan A and Term Loan B were changed to LIBOR plus 0.375 percent to 1.50 percent and LIBOR plus 1.25 percent to 1.75 percent, respectively, depending on the Company’s credit ratings. This amendment resulted in the rates on the outstanding Term Loan A and Term Loan B balances changing to LIBOR plus 1.375 percent and LIBOR plus 1.50 percent, respectively.

On April 18, 2007, the Company’s Board of Directors adopted a new share repurchase program authorizing the Company to purchase up to $235 of the Company’s common stock. Share repurchases will be made with the cash generated from the exercise of stock options and mandatory convertible securities equity issuance. This program replaces all previously existing programs.

On April 18, 2007, the Company cancelled the interest rate swap agreements disclosed in Note 8 – Financial Instruments.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(In millions, except per share data)

Unaudited quarterly financial information for SUPERVALU INC. and subsidiaries is as follows:

	Fiscal Year Ended February 24, 2007
	First (16 wks)	Second (12 wks) (b)	Third (12 wks)	Fourth (12 wks)	Year (52 wks)
Net sales	$5,783	$10,666	$10,657	$10,300	$37,406
Gross profit	$815	$2,461	$2,438	$2,425	$8,139
Net earnings	$87	$132	$113	$120	$452
Net earnings per common share—diluted	$0.57	$0.61	$0.54	$0.57	$2.32
Dividends declared per common share	$0.1625	$0.1650	$0.1650	$0.1650	$0.6575
Weighted average shares—diluted	156	220	209	211	196

	Fiscal Year Ended February 25, 2006
	First (16 wks)	Second (12 wks)	Third (12 wks)	Fourth (12 wks)	Year (52 wks)
Net sales	$5,972	$4,556	$4,695	$4,641	$19,864
Gross profit	$870	$661	$675	$680	$2,886
Net earnings	$91	$34	$75	$6	$206
Net earnings per common share—diluted	$0.64	$0.24	$0.53	$0.04	$1.46
Dividends declared per common share	$0.1525	$0.1625	$0.1625	$0.1625	$0.6400
Weighted average shares—diluted (a)	146	146	146	138	146

(a)	The decrease in fiscal 2006 fourth quarter weighted average shares-diluted is primarily due to the anti-dilutive impact of 8 of contingently convertible debentures.

(b)	On June 2, 2006, the Company acquired New Albertsons. No operating results of New Albertsons are included in the first quarter financial information for the period from June 2, 2006 through June 17, 2006, as a result of differences in fiscal calendars.

SUPERVALU INC. and Subsidiaries

SCHEDULE II—Valuation and Qualifying Accounts

(In millions)

Description	Balance at Beginning of Year	Additions	Deductions	Adjustments	Balance at End of Year
Allowance for doubtful accounts:
Year ended:
February 24, 2007	$16	5	(18)	15	$18
February 25, 2006	23	3	(10)	—	16
February 26, 2005	19	10	(6)	—	23

Allowance for notes receivable accounts:
Year ended:
February 24, 2007	$11	—	(1)	—	$10
February 25, 2006	11	—	—	—	11
February 26, 2005	16	—	(5)	—	11

Closed Properties Reserves:
Year ended:
February 24, 2007	$62	36	(42)	62	$118
February 25, 2006	81	10	(30)	1	62
February 26, 2005	77	13	(31)	22	81

Exhibit 4.12

FIRST AMENDMENT TO CREDIT AGREEMENT

This FIRST AMENDMENT, dated as of March 8, 2007 (this “Amendment Agreement”), is among SUPERVALU INC., a Delaware corporation (the “Borrower”) and the Lenders (such capitalized term, and other terms used in this Amendment Agreement, to have the meanings set forth in Article I) party hereto.

W I T N E S S E T H:

WHEREAS, pursuant to the terms of the Credit Agreement, dated as of June 1, 2006 (as amended, supplemented, amended and restated or otherwise modified prior to the date hereof, the “Existing Credit Agreement”), among the Borrower, the Lenders, The Royal Bank of Scotland plc, as the Administrative Agent, and the other Agents, the Lenders have made, and are committed to make, Credit Extensions to the Borrower; and

WHEREAS, the Lenders have agreed, subject to the terms and conditions set forth below, to amend the Existing Credit Agreement as more specifically set forth herein (the Existing Credit Agreement, as amended by this Amendment Agreement, being referred to as the “Credit Agreement”);

NOW, THEREFORE, the parties hereto hereby agree as follows:

ARTICLE I

DEFINITIONS

SECTION 1.1. Certain Definitions. The following terms when used in this Amendment Agreement shall have the following meanings (such meanings to be equally applicable to the singular and plural forms thereof):

“Amendment Agreement” is defined in the preamble.

“Borrower” is defined in the preamble.

“Credit Agreement” is defined in the second recital.

“Existing Credit Agreement” is defined in the first recital.

“First Amendment Effective Date” is defined in Section 3.1.

SECTION 1.2. Other Definitions. Terms for which meanings are provided in the Existing Credit Agreement are, unless otherwise defined herein or the context otherwise requires, used in this Amendment Agreement with such meanings.

ARTICLE II

AMENDMENTS TO THE EXISTING CREDIT AGREEMENT

Effective on (and subject to the occurrence of) the First Amendment Effective Date, the provisions of the Existing Credit Agreement referred to below are hereby amended in accordance with this Article. Except as expressly so amended, the Existing Credit Agreement shall continue in full force and effect in accordance with its terms.

SECTION 2.1. Amendment to Article I. Article I of the Existing Credit Agreement is hereby amended in accordance with Sections 2.1.1 through 2.1.2 as follows:

SECTION 2.1.1. Section 1.01 of the Existing Credit Agreement is hereby amended by inserting the following definitions in the appropriate alphabetical order:

“First Amendment” means the First Amendment to this Agreement, dated as of March 8, 2007, among the Borrower and the Lenders party thereto.

“First Amendment Effective Date” is defined in Section 3.1 of the First Amendment.

SECTION 2.1.2. The definition of “Applicable Interest Rate Margin” set forth in Section 1.01 of the Existing Credit Agreement is hereby amended in its entirety to read as follows:

“Applicable Interest Rate Margin” means:

(a) at all times prior to the First Amendment Effective Date, the rate determined as set forth in this Agreement without giving effect to the First Amendment; and

(b) from and after the First Amendment Effective Date, (i) for each LIBOR Advance, for any Interest Period, a percentage per annum equal to the percentage set forth below for LIBOR Advances, corresponding to the Applicable Rating Level in effect on the first day of such Interest Period and (ii) for each Base Rate Advance, for any period, a percentage per annum equal to the percentage set forth below for Base Rate Advances corresponding to the Applicable Rating Level in effect from time to time during such period:

2

	Applicable Interest Rate Margin for Revolving Advances		Applicable Interest Rate Margin for Term A Advances		Applicable Interest Rate Margin for Term B Advances
Applicable Rating Level	LIBOR Advances	Base Rate Advances	LIBOR Advances	Base Rate Advances	LIBOR Advances	Base Rate Advances
I	0.500%	0.000%	0.375%	0.000%	1.250%	0.250%
II	0.625%	0.000%	0.500%	0.000%	1.250%	0.250%
III	0.750%	0.000%	0.625%	0.000%	1.250%	0.250%
IV	1.000%	0.000%	0.875%	0.000%	1.250%	0.250%
V	1.250%	0.250%	1.125%	0.125%	1.375%	0.375%
VI	1.500%	0.500%	1.375%	0.375%	1.500%	0.500%
VII	1.625%	0.625%	1.500%	0.500%	1.750%	0.750%

ARTICLE III

CONDITIONS TO EFFECTIVENESS

SECTION 3.1. Effective Date. This Amendment Agreement shall become effective on the date (the “First Amendment Effective Date”) when all of the conditions set forth in this Article have been satisfied.

SECTION 3.2. Execution of Counterparts. The Administrative Agent shall have received counterparts of this Amendment Agreement, duly executed and delivered on behalf of the Borrower, the Majority Lenders and each of the Lenders owed any Term A Advances and any Term B Advances.

SECTION 3.3. Affirmation and Consent. The Administrative Agent shall have received a duly executed copy of an Affirmation and Consent, dated as of the First Amendment Effective Date, in form and substance satisfactory to the Administrative Agent, duly executed and delivered by each of the Obligors.

SECTION 3.4. Costs and Expenses, etc. The Administrative Agent shall have received all amounts separately agreed to between the Borrower and the Administrative Agent.

SECTION 3.5. Satisfactory Legal Form. All documents executed or submitted pursuant hereto by or on behalf of the Borrower shall be reasonably satisfactory in form and substance to the Administrative Agent and its counsel, and the Administrative Agent and its counsel shall have received all information, approvals, documents or instruments as the Administrative Agent or such counsel may reasonably request.

3

ARTICLE IV

REPRESENTATIONS AND WARRANTIES

To induce the Lenders to enter into this Amendment Agreement, the Borrower represents and warrants to the Lenders as set forth below.

SECTION 4.1. Validity, etc. This Amendment Agreement constitutes the legal, valid and binding obligation of the Borrower enforceable in accordance with its terms subject to the effects of bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and other similar laws relating to or affecting creditors’ rights generally, general equitable principles (whether considered in a proceeding in equity or at law) and an implied covenant of good faith and fair dealing.

SECTION 4.2. Representations and Warranties, etc. Both before and after giving effect to this Amendment Agreement,

(a) the representations and warranties set forth in each Loan Document to which it is a party are true and correct in all material respects (except to the extent qualified by materiality, in which case such representations and warranties are true and correct) with the same effect as if made on the date hereof (unless stated to relate solely to an earlier date, in which case such representations and warranties were true and correct in all material respects (except to the extent qualified by materiality, in which case such representations and warranties were true and correct) as of such earlier date); and

(b) no Default has occurred and is continuing.

ARTICLE V

MISCELLANEOUS

SECTION 5.1. Cross-References. References in this Amendment Agreement to any Article or Section are, unless otherwise specified or otherwise required by the context, to such Article or Section of this Amendment Agreement.

SECTION 5.1. Loan Document Pursuant to Existing Credit Agreement. This Amendment Agreement is a Loan Document executed pursuant to the Existing Credit Agreement and shall (unless otherwise expressly indicated therein) be construed, administered and applied in accordance with all of the terms and provisions of the Existing Credit Agreement and, after the First Amendment Effective Date, the Credit Agreement.

SECTION 5.2. Successors and Assigns. This Amendment Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

SECTION 5.3. Counterparts. This Amendment Agreement may be executed by the parties hereto in several counterparts, each of which when executed and delivered shall be deemed to be an original and all of which together shall constitute but one and the same agreement. Delivery of an executed counterpart of a signature page to this Amendment Agreement by facsimile (or other electronic) transmission shall be effective as delivery of a manually executed counterpart of this Amendment Agreement.

4

SECTION 5.4. Governing Law. This Amendment Agreement shall be governed by, and construed in accordance with, the laws of the State of New York.

SECTION 5.5. Full Force and Effect; Limited Amendment. Except as expressly amended hereby, all of the representations, warranties, terms, covenants, conditions and other provisions of the Existing Credit Agreement and the Loan Documents shall remain unchanged and shall continue to be, and shall remain, in full force and effect in accordance with their respective terms. The amendments set forth herein shall be limited precisely as provided for herein to the provisions expressly amended herein and shall not be deemed to be an amendment to, waiver of, consent to or modification of any other term or provision of the Existing Credit Agreement or any other Loan Document or of any transaction or further or future action on the part of any Obligor which would require the consent of the Lenders under the Existing Credit Agreement or any of the Loan Documents.

5

IN WITNESS WHEREOF, the parties hereto have executed and delivered this Amendment Agreement as of the date first above written.

SUPERVALU INC.

By:	/s/
Name:	Sherry M. Smith
Title:	Senior Vice President, Finance

Royal Bank of Scotland PLC
[INSERT NAME OF LENDER]

By:	/s/
Name:	Charlotte Sohn Fuiks
Title:	Managing Director

SUPERVALU INC.

First Amendment to Credit Agreement

EXHIBIT 4.14

THIS SUPPLEMENTAL INDENTURE No. 1 (this “Supplemental Indenture”), dated as of May 7, 2004, is between ALBERTSON’S, INC., a Delaware corporation (the “Company”), and U.S. BANK TRUST NATIONAL ASSOCIATION, as Trustee (the “Trustee”).

RECITALS

WHEREAS, the Company has heretofore executed and delivered to the Trustee, as successor trustee an Indenture dated as of May 1, 1992 (the “Base Indenture” and together with this Supplemental Indenture, the “Indenture”), providing for the issuance from time to time of series of the Company’s Securities (as defined in the Base Indenture);

WHEREAS, Section 901(7) of the Base Indenture provides for the Company and the Trustee to enter into an indenture supplemental to the Base Indenture to establish the form or terms of Securities of any series as permitted by Section 301 of the Base Indenture;

WHEREAS, pursuant to Sections 201 or 301 of the Base Indenture, the Company wishes to provide for the issuance of a new series of Securities to be known as its 3.75% Senior Notes due February 16, 2009 (the “Senior Notes”), the form and terms of such Senior Notes, and the terms, provisions and conditions thereof to be set forth as provided in this Supplemental Indenture;

WHEREAS, the Company has requested that the Trustee execute and deliver this Supplemental Indenture and all requirements necessary to make this Supplemental Indenture a valid, binding and enforceable instrument in accordance with its terms, and to make the Senior Notes, when executed by the Company and authenticated and delivered by the Trustee, the valid, binding and enforceable obligations of the Company, have been done and performed, and the execution and delivery of this Supplemental Indenture has been duly authorized in all respects.

NOW, THEREFORE, in consideration of the covenants and agreements set forth herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

ARTICLE 1

DEFINITIONS

Section 1.01. Relation to Base Indenture. This Supplemental Indenture constitutes an integral part of the Base Indenture.

Section 1.02. Definition Of Terms. For all purposes of this Supplemental Indenture:

(a) Capitalized terms used herein without definition shall have the meanings specified in the Base Indenture, or, if not defined in the Base Indenture, in the Purchase Contract Agreement, the Pledge Agreement or the Remarketing Agreement, as applicable;

(b) a term defined anywhere in this Supplemental Indenture has the same meaning throughout;

(c) the singular includes the plural and vice versa;

(d) headings are for convenience of reference only and do not affect interpretation;

(e) the following terms have the meanings given to them in this Article 1:

“Accounting Event” means the receipt by the audit committee of the board of directors of the Company of a written report in accordance with Statement on Auditing Standards (“SAS”) No. 97, “Amendment to SAS No. 50 - Reports on the Application of Accounting Principles”, from the Company’s independent auditors, provided at the request of the management of the Company, to the effect that, as a result of a change in accounting rules after the date hereof, the Company must either (i) account for all or any portion of the Purchase Contracts as derivatives under SFAS 133 (or otherwise mark-to-market or measure at fair value all or any portion of the Purchase Contracts, with changes appearing in the Company’s income statement) or (ii) account for the Units using the if-converted method under SFAS 128, and that such accounting treatment will cease to apply upon redemption of the Senior Notes.

“Applicable Principal Amount” means the aggregate principal amount of the Senior Notes that are part of Corporate Units on the Special Event Redemption Date.

“Business Day” shall have the meaning specified in the Purchase Contract Agreement.

“Corporate Units” shall have the meaning specified in the Purchase Contract Agreement.

“Coupon Rate” shall have the meaning set forth in Section 2.05(a).

“Depositary” means a clearing agency registered under Section 17A of the Securities Exchange Act of 1934, as amended, that is designated to act as Depositary for the Corporate Units pursuant to the Purchase Contract Agreement.

“Depositary Participant” means a broker, dealer, bank, other financial institution or other Person for whom from time to time the Depositary effects book entry transfers and pledges of securities deposited with the Depositary.

“Final Remarketing Price” shall have the meaning set forth in Section 8.02(b).

“Global Senior Notes” shall have the meaning set forth in Section 2.04.

“Interest Payment Date” shall have the meaning set forth in Section 2.05(b).

“Maturity Date” shall have the meaning specified in Section 2.02.

“Pledge Agreement” means the Pledge Agreement, dated as of the date hereof among the Company, U.S. Bank Trust National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, and U.S. Bank Trust National Association, as Purchase Contract Agent and attorney-in-fact for the Holders of the Purchase Contracts, as amended from time to time.

“Purchase Contract Agreement” means: the Purchase Contract Agreement, dated as of the date hereof, between the Company and U.S. Bank Trust National Association, as purchase contract agent, as amended from time to time.

“Purchase Contracts” and “Purchase Contract” shall have their respective meanings specified in the Purchase Contract Agreement.

“Purchase Contract Settlement Date” means May 16, 2007.

“Put Price” shall have the meaning set forth in Section 8.05(a).

“Put Right” shall have the meaning set forth in Section 8.05(a).

“Quotation Agent” means any primary U.S. government securities dealer selected by the Company.

“Record Date” means, with respect to any Interest Payment Date for the Senior Notes, the first Business Day of the calendar month in which such Interest Payment Date falls; provided that the Company may, at its option, select any other day as the Record Date for any Interest Payment date so long as such Record Date selected is more than one Business Day but less than 60 Business Days prior to such Interest Payment Date.

“Redemption Amount” means, for each Senior Note, the product of the principal amount of such Senior Note and a fraction, the numerator of which is the Treasury Portfolio Purchase Price and the denominator of which is the Applicable Principal Amount.

“Redemption Price” means, for each Senior Note, the Redemption Amount plus any accrued and unpaid interest on such Senior Note to but excluding the Special Event Redemption Date.

“Remarketed Senior Notes” shall have the meaning set forth in Section 8.01(c).

“Remarketing Agent” shall have the meaning set forth in the Remarketing Agreement.

“Remarketing Agreement” means the Remarketing Agreement, dated as of the date hereof, among the Company, Banc of America Securities LLC and U.S. Bank Trust National Association, as Purchase Contract Agent, as amended from time to time.

“Remarketing Price” shall have the meaning set forth in Section 8.02(a).

“Reset Effective Date” means the date three Business Days following the date of a Successful Remarketing pursuant to which the Coupon Rate is reset to a Reset Rate.

“Reset Rate” means the interest rate per annum on the Senior Notes (i) in the case of a Successful Remarketing prior to the Final Remarketing Date, as determined by the Remarketing

Agent as necessary to remarket the Remarketed Senior Notes at a price per Remarketed Senior Note such that the aggregate price for the Remarketed Senior Notes is equal to approximately 100.25% (but not less than 100%) of the sum of the Treasury Portfolio Purchase Price and the Separate Senior Notes Purchase Price, and (ii) in the case of a Successful Remarketing on the Final Remarketing Date, as the rate necessary to remarket the Remarketed Senior Notes at a price per Remarketed Senior Note such that the aggregate price for the Remarketed Senior Notes is equal to approximately 100.25% (but not less than 100%) of the aggregate principal amount of the Remarketed Senior Notes; provided that if there are no Corporate Units outstanding and none of the Holders elect to have Separate Senior Notes held by them remarketed, or in the case of a Failed Remarketing, the interest rate payable on the Senior Notes will not be reset and the interest rate payable on the Senior Notes shall continue to be the Coupon Rate.

“Separate Senior Notes” means Senior Notes that are no longer a component of Corporate Units.

“Special Event” shall mean either a Tax Event or an Accounting Event.

“Special Event Redemption” means the redemption of the Senior Notes pursuant to the terms hereof following the occurrence of a Special Event.

“Special Event Redemption Date” shall have the meaning set forth in Section 3.01.

“Tax Event” means the receipt by the Company of an opinion of counsel, rendered by a law firm having a recognized national tax practice, to the effect that, as a result of any amendment to, change in or announced proposed change in the laws (or any regulations thereunder) of the United States or any political subdivision or taxing authority thereof or therein, or as a result of any official administrative decision, pronouncement, judicial decision or action interpreting or applying such laws or regulations, which amendment or change is effective or which proposed change, pronouncement, action or decision is announced on or after the date hereof, there is more than an insubstantial increase in the risk that interest payable by the Company on the Senior Notes is not, or within 90 days of the date of such opinion, will not be, deductible by the Company, in whole or in part, for United States federal income tax purposes.

“Treasury Portfolio” means a portfolio of (1) U.S. treasury securities (or principal or interest strips thereof) that mature on or prior to May 15, 2007 in an aggregate amount at maturity equal to the Applicable Principal Amount, and (2) (x) in the case of a Successful Remarketing prior to the Final Remarketing Date, for the scheduled Interest Payment Date on the Purchase Contract Settlement Date, U.S. treasury securities (or principal or interest strips thereof) that mature on or prior to May 15, 2007 in an aggregate amount at maturity equal to the aggregate interest payment (assuming no reset of the interest rate) that would have been due on the Purchase Contract Settlement Date on the Applicable Principal Amount, and (y) in the case of a Special Event Redemption, for each scheduled Interest Payment Date that occurs after the Special Event Redemption Date to and including the Purchase Contract Settlement Date, U.S. treasury securities (or principal or interest strips thereof) that mature on or prior to the business day immediately preceding such scheduled Interest Payment Date in an aggregate amount equal to the aggregate interest payment (assuming no reset of the interest rate) that would have been due on such scheduled Interest Payment Date on the Applicable Principal Amount.

“Treasury Portfolio Purchase Price” means the lowest aggregate ask-side price quoted by a Primary Treasury Dealer to the Quotation Agent between 9:00 a.m. and 11:00 a.m., New York City time, (i) in the case of a Special Event Redemption, on the third Business Day immediately preceding the Special Event Redemption Date for the purchase of the applicable Treasury Portfolio for settlement on the Special Event Redemption Date, and (ii) in the case of a Successful Remarketing prior to the Final Remarketing Date, on the date of such Successful Remarketing for the purchase of the applicable Treasury Portfolio for settlement on the third’ Business Day immediately following the date of such Successful Remarketing.

“Treasury Units” shall have the meaning specified in the Purchase Contract Agreement.

“Units” means either the Corporate Units or the Treasury Units or both the Corporate Units and Treasury Units.

The terms “Company,” “Trustee,” “Indenture,” “Base Indenture” and “Senior Notes” shall have the respective meanings set forth in the recitals to this Supplemental Indenture and the paragraph preceding such recitals.

ARTICLE 2

GENERAL TERMS AND CONDITIONS OF THE SENIOR NOTES

Section 2.01. Designation and Principal Amount. There is hereby authorized a series of Securities designated as 3.75% Senior Notes due 2009 limited in aggregate principal amount $1,000,000,000 (or up to $1,150,000,000 to the extent that the over-allotment option granted to the Underwriters pursuant to the Underwriting Agreement is exercised). The Senior Notes may be issued from time to time upon written order of the Company for the authentication and delivery of Senior Notes pursuant to Section 303 of the Base Indenture.

Section 2.02. Maturity. Unless a Special Event Redemption occurs prior to the Maturity Date (defined below), or as provided in Section 8.02, the date upon which the Senior Notes shall become due and payable at final maturity, together with any accrued and unpaid interest, is February 16, 2009 (the “Maturity Date”).

Section 2.03. Form, Payment and Appointment. Except as provided in Section 2.04, the Senior Notes shall be issued in fully registered, certificated form, bearing identical terms. Principal of and interest on the Senior Notes will be payable, the transfer of such Senior Notes will be registrable, and such Senior Notes will be exchangeable for Senior Notes of a like aggregate principal amount bearing identical terms and provisions, at the office or agency of the Company maintained for such purpose in the Borough of Manhattan, the City of New York, which shall initially be the Corporate Trust Office of the Trustee; provided, however; that payment of interest may be made at the option of the Company by check mailed to the Holder at such address as shall appear in the Security Register or by wire transfer to an account appropriately designated by the Holder entitled to payment.

No service charge shall be made for any registration of transfer or exchange of the Senior Notes, but the Company may require payment from the Holder of a sum sufficient to cover any tax or other governmental charge that may be imposed in connection therewith.

The Security Registrar and Paying Agent for the Senior Notes shall initially be the Trustee.

The Senior Notes shall be issuable in denominations of $1,000 and integral multiples thereof, except that an interest in a Senior Note held as a part of a Corporate Unit represents an ownership interest of 1/40th, or 2.5%, of a Senior Note and will therefore correspond to the stated amount of $25 per Corporate Unit.

Section 2.04. Global Senior Notes. Senior Notes that are no longer a component of the Corporate Units and are released from the Collateral Account (as defined in the Pledge Agreement) will be issued in permanent global form (a “Global Senior Note”), and if issued as one or more Global Senior Notes, the Depositary shall be The Depository Trust Company or such other depositary as any officer of the Company may from time to time designate. Upon the creation of Treasury Units or the recreation of Corporate Units, an appropriate annotation shall be made on the Schedule of Increases and Decreases on the Global Senior Notes held by the Depositary. Unless and until such Global Senior Note is exchanged for Senior Notes in certificated form, Global Senior Notes may be transferred, in whole but not in part, and any payments on the Senior Notes shall be made, only to the Depositary or a nominee of the Depositary, or to a successor Depositary selected or approved by the Company or to a nominee of such successor Depositary.

Section 2.05. Interest. (a) The Senior Notes will bear interest initially at the rate of 3.75% per year (the “Coupon Rate”) from the original date of issuance through and including the earlier of (i) the Maturity Date and (ii) the day immediately preceding any Reset Effective Date. In the event of a Successful Remarketing of the Senior Notes, the Coupon Rate will be reset by the Remarketing Agent at the appropriate Reset Rate with effect from the related Reset Effective Date, asset forth under Section 8.03. If the Coupon Rate is so reset, the Senior Notes will bear interest at the Reset Rate from the related Reset Effective Date until the principal thereof and interest thereon is paid or duly made available for payment and shall bear interest, to the extent permitted by law, compounded quarterly, on any overdue principal and payment of interest at the Coupon Rate through and including the day immediately preceding the Reset Effective Date and at the Reset Rate thereafter.

(b) Interest on the Senior Notes shall be payable quarterly in arrears on February 16, May 16, August 16 and November 16 of each year (each, an “Interest Payment Date”), commencing August 16, 2004, to the Person in whose name such Senior Note, or any predecessor Senior Note, is registered at the close of business on the Record Date for such Interest Payment Date. Interest on the Senior Notes shall accrue from May 7, 2004.

In the event of a Successful Remarketing of the Senior Notes, the Interest Payment Dates may be redetermined and Senior Notes will bear interest at the appropriate Reset Rate from the related Reset Effective Date payable semi-annually instead of quarterly.

(c) The amount of interest payable for any full quarterly or semi-annual period, as the case may be, will be computed on the basis of a 360-day year consisting of twelve 30-day months. The amount of interest payable for any period shorter than a full quarterly or semi-annual period, as the case may be, for which interest is computed will be computed on the basis of a 30-day month and, for any period less than a month, on the basis of the actual number of days elapsed per 30-day month. In the event that any scheduled Interest Payment Date falls on a day that is not a Business Day, then payment of interest payable on such Interest Payment Date will be made on the next succeeding day which is a Business Day (and without any interest or other payment in respect of any such delay), except that, if such Business Day is in the next calendar year, then such payment will be made on the preceding Business Day.

Section 2.06. No Defeasance. The provisions of Article 13 of the Base Indenture shall not apply to the Senior Notes.

Section 2.07. No Sinking Fund. The provisions of Article 12 of the Base Indenture shall not apply to the Senior Notes and the Senior Notes are not entitled to the benefit of any sinking fund.

ARTICLE 3

REDEMPTION OF THE SENIOR NOTES

Section 3.01. Special Event Redemption. If a Special Event shall occur and be continuing, the Company may, at its option, redeem the Senior Notes in whole, but not in part, on any Interest Payment Date prior to the earlier of the date of a Successful Remarketing or the Purchase Contract Settlement Date, at a price per Senior Note equal to the Redemption Price, payable on the date of redemption (the “Special Event Redemption Date”) to the Holders of the Senior Notes registered at the close of business on the Record Date for such Interest Payment Date. If the Company so elects to redeem the Senior Notes, the Company shall appoint the Quotation Agent to assist the Company in determining the Treasury Portfolio Purchase Price. Notice of any Special Event Redemption will be mailed by the Company (with a copy to the Trustee) at least 30 days but not more than 60 days before the Special Event Redemption Date to each registered Holder of the Senior Notes at its registered address. In addition, the Company shall notify the Collateral Agent in writing that a Special Event has occurred and that the Company intends to redeem the Senior Notes on the Special Event Redemption Date. Unless the Company defaults in the payment of the Redemption Price, on and after the Special Event Redemption Date, (a) interest shall cease to accrue on the Senior Notes, (b) the Senior Notes shall become due and payable at the Redemption Price, and (c) the Senior Notes shall be void and all rights of the Holders in respect of the Senior Notes shall terminate and lapse (other than the right to receive the Redemption Price upon surrender of such Senior Notes but without interest on such Redemption Price). Following the notice of a Special Event Redemption, neither the Company nor the Trustee shall be required to register the transfer of or exchange the Senior Notes to be redeemed.

Except as set forth in this Section 3.01, the Senior Notes shall not be redeemable by the Company prior to the Maturity Date. The provisions of this Article 3 shall supersede any conflicting provisions contained in Article 11 of the Base Indenture.

Section 3.02. Redemption Procedures. On or prior to 10:00 a.m. New York City time on the Special Event Redemption Date, the Company shall deposit with the Trustee immediately available funds in an amount sufficient to pay, on the Special Event Redemption Date, the aggregate Redemption Price for all outstanding Senior Notes. In exchange for any Senior Notes surrendered for redemption on or after the Special Event Redemption Date, the Trustee shall pay an amount equal to the Redemption Price (a) to the Collateral Agent, in the case of Senior Notes that are included in Corporate Units, which amount shall be applied by the Collateral Agent in accordance with the terms of the Pledge Agreement, and (b) to the holders of the Separate Senior Notes, in the case of Separate Senior Notes.

ARTICLE 4

FORM OF SENIOR NOTE

Section 4.01. Form of Senior Note. The Senior Notes and the Trustee’s Certificate of Authentication to be endorsed thereon are to be substantially in the forms attached as Exhibit A hereto, with such changes therein as the officers of the Company executing the Senior Notes (by manual or facsimile signature) may approve, such approval to be conclusively evidenced by their execution thereof.

ARTICLE 5

ORIGINAL ISSUE OF SENIOR NOTES

Section 5.01. Original Issue of Senior Notes. Senior Notes in the aggregate principal amount of $1,000,000,000 (or up to $1,150,000,000 to the extent that the over-allotment option granted to the Underwriters pursuant to the Underwriting Agreement is exercised) may from time to time, upon execution of this Supplemental Indenture, be executed by the Company and delivered to the Trustee for authentication, and the Trustee shall thereupon authenticate and deliver said Senior Notes to or upon the written order of the Company pursuant to Section 303 of the Base Indenture without any further action by the Company (other than as required by the Base Indenture).

ARTICLE 6

ORIGINAL ISSUE DISCOUNT

Section 6.01. Original Issue Discount. The Company shall file with the Trustee promptly at the end of each calendar year (i) a written notice specifying the amount of original issue discount (including daily rates and accrual periods) accrued on Senior Notes that are Outstanding as of the end of the year and (ii) such other specific information relating to such original issue discount as may then be relevant under the Internal Revenue Code of 1986, as amended from time to time.

ARTICLE 7

MISCELLANEOUS

Section 7.01. Ratification of Indenture. The Indenture, as supplemented by this Supplemental Indenture, is in all respects ratified and confirmed, and this Supplemental Indenture shall be deemed part of the Indenture in the manner and to the extent herein and therein provided.

Section 7.02. Trustee not Responsible for Recitals. The recitals herein contained are made by the Company and not by the Trustee, and the Trustee assumes no responsibility for the correctness thereof. The Trustee makes no representation as to the validity or sufficiency of this Supplemental Indenture.

Section 7.03. New York Law to Govern. THIS SUPPLEMENTAL INDENTURE AND EACH SENIOR NOTE SHALL BE DEEMED TO BE CONTRACTS MADE UNDER THE LAWS OF THE STATE OF NEW YORK AND SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK.

Section 7.04. Separability. In case any one or more of the provisions contained in this Supplemental Indenture or in the Senior Notes shall for any reason be held to be invalid, illegal or unenforceable in any respect, then, to the extent permitted by law, such invalidity, illegality or unenforceability shall not affect any other provisions of this Supplemental Indenture or of the Senior Notes, but this Supplemental Indenture and the Senior Notes shall be construed as if such invalid or illegal or unenforceable provision had never been contained herein or therein.

Section 7.05. Counterparts. This Supplemental Indenture may be executed in any number of counterparts each of which shall be an original, but such counterparts shall together constitute but one and the same instrument.

ARTICLE 8

REMARKETING

Section 8.01. Remarketing Procedures. (a) Unless a Special Event Redemption or a Successful Remarketing has occurred prior to the applicable Remarketing Date, the Company shall engage the Remarketing Agent pursuant to the Remarketing Agreement for the Remarketing of the Senior Notes. The Company will request, not later than seven nor more than 15 calendar days prior to the applicable Remarketing Date, that the Depositary or its nominee notify the Beneficial Owners or Depositary Participants holding Separate Senior Notes, Corporate Units and Treasury Units of the procedures to be followed in the applicable Remarketing.

(b) Each Holder of Separate Senior Notes may elect to have Separate Senior Notes held by such Holder remarketed in any Remarketing. A Holder making such an election must, pursuant to the Pledge Agreement, notify the Custodial Agent and deliver such Separate Senior Notes to the Custodial Agent on or prior to 5:00 p.m. (New York City time) on or prior to the fifth Business Day immediately preceding the applicable Remarketing Date (but no earlier than the Interest Payment Date immediately preceding the applicable Remarketing Date). Any such notice and delivery may not be conditioned upon the level at which the Reset Rate is established in the Remarketing. Any such notice and delivery may be withdrawn on or prior to 5:00 p.m. (New York City time) on the fifth Business Day immediately preceding the applicable Remarketing Date in accordance with the provisions set forth in the Pledge Agreement. Any such notice and delivery not withdrawn by such time will be irrevocable with respect to such Remarketing. Pursuant to Section 5.07(c) of the Pledge Agreement, promptly after 11:00 a.m., New York City time, on the Business Day immediately preceding the applicable Remarketing Date, the Custodial Agent, based on the notices and deliveries received by it prior to such time, shall notify the Remarketing Agent of the principal amount of Separate Senior Notes to be tendered for remarketing and shall cause such Separate Senior Notes to be presented to the

Remarketing Agent. Under Section 5.02 of the Purchase Contract Agreement, Senior Notes that are components of Corporate Units will be deemed tendered for Remarketing and will be remarketed in accordance with the terms of the Remarketing Agreement.

(c) The right of each Holder of Senior Notes that are included in Corporate Units to have such Senior Notes, and each Holder of Separate Senior Notes to have any Separate Senior Notes (together, the “Remarketed Senior Notes”), remarketed and sold on any Remarketing Date shall be limited to the extent that (i) the Remarketing Agent conducts a Remarketing pursuant to the terms of the Remarketing Agreement, (ii) a Special Event Redemption has not occurred prior to such Remarketing Date, (iii) the Remarketing Agent is able to find a purchaser or purchasers for Remarketed Senior Notes at the Remarketing Price or the Final Remarketing Price, as the case may be, and (iv) the purchaser or purchasers deliver the purchase price therefor to the Remarketing Agent as and when required.

(d) Neither the Trustee, the Company nor the Remarketing Agent shall be obligated in any case to provide funds to make payment upon tender of Senior Notes for remarketing.

Section 8.02. Remarketing. (a) Unless a Special Event Redemption has occurred prior to the Initial Remarketing Date, on the Initial Remarketing Date, the Remarketing Agent shall, pursuant and subject to the terms of the Remarketing Agreement, use commercially reasonable efforts to remarket the Remarketed Senior Notes at a price (the “Remarketing Price”) equal to approximately 100.25% (but in no event less than 100%) of the sum of the Treasury Portfolio Purchase Price and the Separate Senior Note Purchase Price.

(b) In the case of a Failed Initial Remarketing and unless a Special Event Redemption has occurred prior to the Final Remarketing Date, on the Final Remarketing Date, the Remarketing Agent shall use commercially reasonable efforts to remarket the Remarketed Senior Notes at a price (the “Final Remarketing Price”) equal to approximately 100.25% of the aggregate principal amount of the Remarketed Senior Notes. It is understood and agreed that Remarketing on any Remarketing Date will be considered successful and no further attempts will be made if the resulting proceeds are at least 100% of the sum of the Treasury Portfolio Purchase Price and the Separate Senior Note Purchase Price, and 100% of the aggregate principal amount of the Remarketed Senior Notes in the case of the Final Remarketing.

Section 8.03. Reset Rate and Extended Maturity Date. (a) In connection with each Remarketing, the Remarketing Agent shall determine, in consultation with the Company, the Reset Rate (rounded to the nearest one-thousandth (0.001) of one percent per annum) that the Remarketed Senior Notes should bear in order to have an aggregate market value equal to the Remarketing Price or the Final Remarketing Price, as the case may be, and that in the sole discretion of the Remarketing Agent will enable it to remarket all of the Remarketed Senior Notes at the Remarketing Price or Final Remarketing Price, as the case may be, in such Remarketing.

(b) Anything herein to the contrary notwithstanding, the Remarketing Agent shall have no obligation to determine whether there is any limitation under applicable law on the Reset Rate or, if there is any such limitation, the maximum permissible Reset Rate on the Senior

Notes and shall rely solely upon written notice from the Company (which the Company agrees to provide prior to the eighth Business Day before the Initial Remarketing Date) as to whether or not there is any such limitation in any applicable jurisdiction.

(c) In connection with a Remarketing, the Remarketing Agent, in consultation with the Company, may extend the Maturity Date to a date selected by the Company that is two or three years from the date on which the Reset Rate is set. Such extended maturity date (the “Extended Maturity Date”), if any, will be specified in the remarketing announcement and will become effective on the date on which the Reset Rate is set.

(d) In connection with a Remarketing, the Company may also elect to add any additional financial covenants as the Company may determine. Such an election would take effect upon a Successful Remarketing, on the Purchase Contract Settlement Date. In addition, as provided in Section 2.05(b) herein, upon a Successful Remarketing, the Interest Payment Dates may be redetermined to provide for payment of interest semi-annually instead of quarterly.

(e) In the event of a Failed Remarketing or if no Senior Notes are included in Corporate Units and none of the holders of the Separate Senior Notes elect to have their Senior Notes remarketed in any Remarketing, the applicable interest rate on the Senior Notes will not be reset and will continue to be the Coupon Rate and the Maturity Date will not be extended.

(f) In the event of a Successful Remarketing, the Coupon Rate shall be reset at the Reset Rate as determined by the Remarketing Agent under the Remarketing Agreement and the Maturity Date will be extended to the Extended Maturity Date.

Section 8.04. Failed Remarketing. (a) If, by 4:00 p.m. (New York City time) on any Remarketing Date, the Remarketing Agent is unable to remarket all of the Remarketed Senior Notes at the Remarketing Price or the Final Remarketing Price, as the case may be, pursuant to the terms and conditions hereof, a Failed Remarketing shall be deemed to have occurred, and the Remarketing Agent shall so advise by telephone the Depositary, the Purchase Contract Agent and the Company. Whether or not there has been a Failed Remarketing will be determined in the sole reasonable discretion of the Remarketing Agent. Promptly following any Failed Remarketing, the Remarketing Agent shall return Separate Senior Notes submitted for remarketing, if any, to the Custodial Agent for distribution to the appropriate Holders.

(b) The Company shall cause a notice of such Failed Remarketing to be published in a daily newspaper in the English language of general circulation in the City of New York, which is expected to be The Wall Street Journal.

Section 8.05. Put Right. (a) Subject to paragraph (b) hereof, if there has not been a Successful Remarketing prior to the Purchase Contract Settlement Date, Holders of Separate Senior Notes and Holders of Senior Notes that are a component of Corporate Units will, subject to this Section 8.05, have the right (the “Put Right”) to require the Company to purchase their Senior Notes, on the Purchase Contract Settlement Date, at a price per Senior Note equal to $1,000.00, plus accrued and unpaid interest to but excluding the Purchase Contract Settlement Date (the “Put Price”).

(b) The Put Right of Holders of Senior Notes that are part of Corporate Units will be automatically exercised unless such Holders (1) prior to 11:00 a.m., New York City time, on the second Business Day immediately preceding the Purchase Contract Settlement Date, provide written notice to the Purchase Contract Agent of their intention to settle the related Purchase Contract with separate cash, and (2) on or prior to 5:00 p.m., New York City time, on the Business Day immediately preceding the Purchase Contract Settlement Date, deliver to the Collateral Agent $25 in cash per Purchase Contract, in each case pursuant to the Purchase Contract Agreement and such Holders shall be deemed to have elected to pay the Purchase Price for the shares of Common Stock to be issued under the related Purchase Contract from a portion of the Proceeds of the Put Right of such Senior Notes equal to the Purchase Price in full satisfaction of such Holders’ obligations under the Purchase Contracts, and any remaining amount of the Put Price following satisfaction of the related Purchase Contract will be paid to such Holder.

(c) The Put Right of a Holder of a Separate Senior Note shall only be exercisable upon delivery of a notice to the Trustee by such Holder on or prior to the second Business Day prior to the Purchase Contract Settlement Date. On or prior to the Purchase Contract Settlement Date, the Company shall deposit with the Trustee immediately available funds in an amount sufficient to pay, on the Purchase Contract Settlement Date, the aggregate Put Price of all Separate Senior Notes with respect to which a Holder has exercised a Put Right. In exchange for any Separate Senior Notes surrendered pursuant to the Put Right, the Trustee shall then distribute such amount to the Holders of such Separate Senior Notes.

Section 8.06. Additional Event of Default. In addition to the events listed as Events of Default in Section 501 of the Base Indenture, it shall be an additional Event of Default with respect to the Senior Notes, if the Company shall not have satisfied its obligation to pay the Put Price when due with respect to any Separate Senior Note following exercise of the Put Right in accordance with Section 8.05.

ARTICLE 9

TAX TREATMENT

Section 9.01. Tax Treatment. The Company agrees, and by acceptance of a Corporate Unit, each holder of a Corporate Unit will be deemed to have agreed (1) for United States federal, state and local income and franchise tax purposes to treat the acquisition of a Corporate Unit as the acquisition of the Senior Note and the Purchase Contract constituting the Corporate Unit and (2) to treat the Senior Note as indebtedness for United States federal, state and local income and franchise tax purposes. A Holder of Senior Notes may obtain the comparable yield and projected payment schedule for the Senior Notes, determined by the Company pursuant to Treas. Reg. Sec. 1.1275-4, by submitting a written request for such information to the Company at the following address: Albertson’s, Inc., 250 Parkcenter Boulevard, P.O. Box 20, Boise, Idaho 83726, Attention: Treasurer.

IN WITNESS WHEREOF, the parties hereto have caused this Supplemental Indenture to be duly executed, as of the day and year first written above.

ALBERTSON’S, INC.

By:	/s/
Name:	John Boyd
Title:	Group Vice President and Treasurer

Attest:

/s/
Name:	Julie Backe
Title:	Assistant Secretary

U.S. BANK TRUST NATIONAL ASSOCIATION, as Trustee

By:	/s/
Name:	Patrick A. Crowley
Title:	Vice President

EXHIBIT A

[IF THIS SENIOR NOTE IS TO BE A GLOBAL SECURITY, INSERT:]

THIS SENIOR NOTE IS A GLOBAL SECURITY WITHIN THE MEANING OF THE INDENTURE HEREINAFTER REFERRED TO AND IS REGISTERED IN THE NAME OF THE DEPOSITORY TRUST COMPANY OR A NOMINEE OF THE DEPOSITORY TRUST COMPANY. THIS SENIOR NOTE IS EXCHANGEABLE FOR SECURITIES REGISTERED IN THE NAME OF A PERSON OTHER THAN THE DEPOSITORY TRUST COMPANY OR ITS NOMINEE ONLY IN THE LIMITED CIRCUMSTANCES DESCRIBED IN THE INDENTURE AND MAY NOT BE TRANSFERRED EXCEPT AS A WHOLE BY THE DEPOSITORY TRUST COMPANY TO A NOMINEE OF THE DEPOSITORY TRUST COMPANY OR BY A NOMINEE OF THE DEPOSITORY TRUST COMPANY TO THE DEPOSITORY TRUST COMPANY OR ANOTHER NOMINEE OF THE DEPOSITORY TRUST COMPANY.

UNLESS THIS CERTIFICATE IS PRESENTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY, A NEW YORK CORPORATION (“DTC”), TO THE ISSUER OR ITS AGENT FOR REGISTRATION OF TRANSFER, EXCHANGE, OR PAYMENT, AND ANY CERTIFICATE ISSUED IS REGISTERED IN THE NAME OF CEDE & CO. OR IN SUCH OTHER NAME AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF DTC (AND ANY PAYMENT IS MADE TO CEDE & CO. OR TO SUCH OTHER ENTITY AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF DTC), ANY TRANSFER, PLEDGE, OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL INASMUCH AS THE REGISTERED OWNER HEREOF, CEDE & CO., HAS AN INTEREST HEREIN.

No.

CUSIP No. 013104 40 1

$500,000,000

ALBERTSON’S, INC.

SENIOR NOTE

DUE 2009

ALBERTSON’S, INC., a corporation organized and existing under the laws of Delaware (hereinafter called the “Company”, which term includes any successor corporation under the Indenture hereinafter referred to), for value received, hereby promises to pay to                 , or registered assigns, the principal sum of up to FIVE HUNDRED MILLION Dollars ($500,000,000), as set forth in the Schedule of Increases or Decreases In Senior Note attached hereto, on February 16, 2009 (such date is hereinafter referred to as the “Maturity Date”), and to pay interest thereon from August 16, 2004 or from the most recent Interest Payment Date to which interest has been paid or duly provided for, quarterly in arrears on February 16, May 16, August 16 and November 16 of each year, commencing August 16, 2004, at the rate of 3.75% per annum through and including the day immediately preceding the Reset Effective Date, if any, and thereafter semi-annually at the Reset Rate, if any, on the basis of a 360-day year consisting of twelve 30-day months, until the principal hereof is paid or duly provided for or made available for payment, and (to the extent that the payment of such interest shall be legally enforceable) to pay interest, compounded quarterly, at the rate of 3.75% per annum on any overdue principal and payment of interest through and including the day immediately preceding the Reset Effective Date, if any, and thereafter at the Reset Rate and on semi-annual Interest Payment Dates, if any. The amount of interest payable for any period shorter than a full quarterly period or, following a Successful Remarketing, semi-annual period as applicable, for which interest is computed will be computed on the basis of a 30-day month and, for any period less than a month, on the basis of the actual number of days elapsed per 30-day month. The interest so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in the Indenture, be paid to the Person in whose name this Senior Note (or one or more Predecessor Senior Notes) is registered at the close of business on the Record Date for such Interest Payment Date.

Payment of the principal of and interest on this Senior Note will be made at the office or agency of the Company maintained for that purpose in the Borough of Manhattan, the City of New York, which shall initially be the Corporate Trust Office of the Trustee, in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts; provided, however, that payment of interest may be made at the option of the Company by check mailed to the Holder at such address as shall appear in the Security Register or by wire transfer to an account appropriately designated by the Holder entitled to payment.

Reference is hereby made to the further provisions of this Senior Note set forth on the reverse hereof, which further provisions shall for all purposes have the same effect as if set forth at this place.

Unless the certificate of authentication hereon has been executed by the Trustee referred to on the reverse hereof by manual signature, this Senior Note shall not be entitled to any benefit under the Indenture or be valid or obligatory for any purpose.

IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed.

Dated:

ALBERTSON’S, INC.

By:
Name:
Title:

[SEAL]

Name:
Title:

TRUSTEE’S CERTIFICATE OF AUTHENTICATION

This is one of the Senior Notes referred to in the within mentioned Indenture.

Dated:

U.S. BANK TRUST NATIONAL ASSOCIATION, as Trustee

By:
Authorized Signatory

FORM OF REVERSE OF SENIOR NOTE

This Senior Note is one of a duly authorized issue of securities of the Company (herein called the “Senior Notes”), issued and to be issued in one or more series under an Indenture, dated as of May 1, 1992, between the Company and U.S. Bank Trust National Association, as successor trustee (herein called the “Trustee”, which term includes any successor trustee)(the “Base Indenture”), as supplemented by the Supplemental Indenture No. 1 between the Company and the Trustee (the “Supplemental Indenture” and together with the Base Indenture, the “Indenture”), to which Indenture reference is hereby made for a statement of the respective rights, limitations of rights, duties and immunities thereunder of the Company, the Trustee and the Holders of the Senior Notes and of the terms upon which the Senior Notes are, and are to be, authenticated and delivered. This Senior Note is one of the series designated on the face hereof, limited in aggregate principal amount to $1,000,000,000 (or up to $1,150,000,000 to the extent that the over-allotment option granted to the Underwriters pursuant to the Underwriting Agreement is exercised).

If a Special Event shall occur and be continuing, the Company may, at its option, redeem the Senior Notes of this series in whole; but not in part, on any Interest Payment Date prior to the earlier of the date of a Successful Remarketing and the Purchase Contract Settlement Date, at a price per Senior Note equal to the Redemption Price as set forth in the Indenture.

If there has not been a Successful Remarketing prior to the Purchase Contract Settlement Date, the holders of Senior Notes will have the right to require the Company to purchase their Senior Notes on the Purchase Contract Settlement Date; all as more fully described in the Supplemental Indenture.

The Senior Notes are not entitled to the benefit of any sinking fund and will not be subject to defeasance.

If an Event of Default with respect to Senior Notes of this series shall occur and be continuing, the principal of the Senior Notes of this series may be declared due and payable in the manner and with the effect provided in the Indenture.

The Indenture permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the Company and the rights of the Holders of the Senior Notes at any time by the Company and the Trustee with the consent of the Holders of at least a majority in principal amount of the Senior Notes at the time Outstanding. The Indenture also contains provisions permitting the Holders of specified percentages in principal amount of the Senior Notes at the time Outstanding, on behalf of the Holders of all Senior Notes, to waive compliance by the Company with certain provisions of the Indenture and certain past defaults under the Indenture and their consequences. Any such consent or waiver by the Holder of this Senior Note shall be conclusive and binding upon such Holder and upon all future Holders of this Senior Note and of any Senior Note issued upon the registration of transfer hereof or in exchange herefor or in lieu hereof, whether or not notation of such consent or waiver is made upon this Senior Note.

No reference herein to the Indenture and no provision of this Senior Note or of the Indenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of and interest on this Senior Note at the times, place and rate, and in the coin or currency, herein prescribed.

As provided in the Indenture and subject to certain limitations therein set forth, the transfer of this Senior Note is registrable in the Securities Register, upon surrender of this Senior Note for registration of transfer at the office or agency of the Company in any place where the principal of and interest on this Senior Note are payable, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Company and the Securities Registrar duly executed by the Holder hereof or his attorney duly authorized in writing, and thereupon one or more new Senior Notes of this series, of authorized denominations and for the same aggregate principal amount, will be issued to the designated transferee or transferees.

The Senior Notes of this series are issuable only in registered form without coupons in denominations of $1,000 and any integral multiple thereof. As provided in the Indenture and subject to certain limitations therein set forth, Senior Notes of this series are exchangeable for a like aggregate principal amount of Senior Notes of this series of a different authorized denomination, as requested by the Holder surrendering the same.

No service charge shall be made for any such registration of transfer or exchange, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection therewith.

Prior to due presentment of this Senior Note for registration of transfer, the Company, the Trustee and any agent of the Company or the Trustee may treat the Person in whose name this Senior Note is registered as the owner hereof for all purposes, whether or not this Senior Note be overdue, and neither the Company, the Trustee nor any such agent shall be affected by notice to the contrary.

All terms used in this Senior Note which are defined in the Indenture shall have the meanings assigned to them in the Indenture.

This Senior Note shall be governed by the laws of New York.

The Company agrees, and by acceptance of a Corporate Unit, each holder of a Corporate Unit will be deemed to have agreed (1) for United States federal, state and local income and franchise tax purposes to treat the acquisition of a Corporate Unit as the acquisition of the Senior Note and the Purchase Contract constituting the Corporate Unit and (2) to treat the Senior Note as indebtedness for United States federal, state and local income and franchise tax purposes. A Holder of Senior Notes may obtain the comparable yield and projected payment schedule for the Senior Notes, determined by the Company pursuant to Treas. Reg. Sec. 1.1275-4, by submitting a written request for it to the Company at the following address: Albertson’s, Inc., 250 Parkcenter Boulevard, P.O. Box 20, Boise, Idaho 83726; Attention: Treasurer.

ASSIGNMENT

FOR VALUE RECEIVED, the undersigned assigns and transfers this Senior Note to:

(Insert assignee’s social security or taxpayer identification number)

(Insert address and zip code of assignee)

and irrevocably appoints

agent to transfer this Senior Note on the books of the Company. The agent may substitute another to act for him or her.

Date:

Signature:

Signature Guarantee:

(Sign exactly as your name appears on the other side of this Senior Note)

SIGNATURE GUARANTEE

Signatures must be guaranteed by an “eligible guarantor institution” meeting the requirements of the Registrar, which requirements include membership or participation in the Security Transfer Agent Medallion Program (“STAMP”) or such other “signature guarantee program” as may be determined by the Registrar in addition to, or in substitution for, STAMP, all in accordance with the Securities Exchange Act of 1934, as amended.

By:
Name:
Title:

SCHEDULE OF INCREASES OR DECREASES IN SENIOR NOTE

The following increases or decreases in a part of this Senior Note have been made:

Date	Amount of decrease in principal amount of this Senior Note	Amount of increase in principal amount of this Senior Note	Principal amount of this Senior Note following such decrease (or increase)	Signature of authorized officer or Trustee

Exhibit 10.1

SUPERVALU INC.

2002 STOCK PLAN

Section 1. Purpose.

The purpose of the Plan is to promote the interests of the Company and its stockholders by aiding the Company in attracting and retaining key management personnel for the Company and its Affiliates as well as non-employee directors for the Company, capable of assuring the future success of the Company and its Affiliates; to offer such individuals incentives to put forth maximum efforts for the success of the Company’s business; and, to afford such individuals an opportunity to acquire a proprietary interest in the Company.

Section 2. Definitions.

As used in the Plan, the following terms shall have the meanings set forth below:

(a) “Affiliate” shall mean (i) any entity that, directly or indirectly through one or more intermediaries, is controlled by the Company and (ii) any entity in which the Company has a significant equity interest, in each case as determined by the Committee.

(b) “Award” shall mean any Option, Stock Appreciation Right, Restricted Stock, Restricted Stock Unit, Performance Award, or Other Stock-Based Award granted under the Plan.

(c) “Award Agreement” shall mean any written agreement, contract or other instrument or document evidencing any Award granted under the Plan. An Award Agreement may be in an electronic medium and need not be signed by a representative of the Company or the Participant. Each Award Agreement shall be subject to the applicable terms and conditions of the Plan and any other terms and conditions (not inconsistent with the Plan) determined by the Committee.

(d) “Code” shall mean the Internal Revenue Code of 1986, as amended from time to time, and any regulations promulgated thereunder.

(e) “Committee” shall mean a committee of the Board of Directors of the Company designated by such Board to administer the Plan. The Committee shall be comprised of not less than such number of directors as shall be required to permit Awards granted under the Plan to qualify under Rule 16b-3, and each member of the Committee shall be a “Non-Employee Director” within the meaning of Rule 16b-3 and an “outside director” within the meaning of Section 162(m) of the Code. The Company expects to have the Plan administered in accordance with the requirements for the award of “qualified performance-based compensation” within the meaning of Section 162(m) of the Code.

(f) “Company” shall mean SUPERVALU INC., a Delaware corporation, and any successor corporation.

(g) “Eligible Person” shall mean any employee, officer, consultant or independent contractor providing services to the Company or any Affiliate, who the Committee determines to be an Eligible Person, or any director of the Company who is not an employee of the Company or an Affiliate.

(h) “Fair Market Value” shall mean, with respect to any property (including, without limitation, any Shares or other securities), the fair market value of such property determined by such methods or procedures as shall be established from time to time by the Committee. Notwithstanding the foregoing, and unless otherwise determined by the Committee, the Fair Market Value of a Share as of a given date shall be, if the Shares are then listed on the New York Stock Exchange, the closing price of one Share as reported on the New York Stock Exchange on such date or, if the New York Stock Exchange is not open for trading on such date, on the next date that the New York Stock Exchange is open for trading.

(i) “Incentive Stock Option” shall mean an option to purchase Shares that is granted under Section 6(a) of the Plan and intended to meet the requirements of Section 422 of the Code or any successor provision.

(j) “Non-Qualified Stock Option” shall mean an option to purchase Shares that is granted under Section 6(a) of the Plan and is not intended to be an Incentive Stock Option.

(k) “Option” shall mean an option to purchase Shares that is granted under Section 6(a) of the Plan as an Incentive Stock Option or a Non-Qualified Stock Option, and shall include Restoration Options.

(l) “Other Stock-Based Award” shall mean any right granted under Section 6(e) of the Plan.

(m) “Participant” shall mean an Eligible Person that is granted an Award under the Plan.

(n) “Performance Award” shall mean any right granted under Section 6(d) of the Plan.

(o) “Person” shall mean any individual, corporation, partnership, association or trust.

(p) “Plan” shall mean this SUPERVALU INC 2002 Stock Plan, as amended from time to time.

(q) “Restoration Option” shall mean any Option granted under Section 6(a)(iv) of the Plan.

(r) “Restricted Stock” shall mean any Share granted under Section 6(c) of the Plan.

(s) “Restricted Stock Unit” shall mean any unit granted under Section 6(c) of the Plan evidencing the right to receive a Share (or a cash payment equal to the Fair Market Value of a Share) at some future date.

(t) “Rule 16b-3” shall mean Rule 16b-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or any successor rule or regulation.

(u) “Share” shall mean a share of the common stock of the Company, par value $1.00 per share, or such other security or property as may become subject to an Award pursuant to an adjustment made under Section 4(c) of the Plan.

(v) “Stock Appreciation Right” shall mean any right granted under Section 6(b) of the Plan.

Section 3. Administration.

(a) Power and Authority of the Committee. The Plan shall be administered by the Committee. Subject to the express provisions of the Plan and applicable law, the Committee shall have full power and authority to: (i) designate Eligible Persons and Participants; (ii) determine the type or types of Awards to be granted to each Participant under the Plan; (iii) determine the number of Shares to be covered by (or with respect to which payments, rights or other matters are to be calculated in connection with) each Award; (iv) determine the terms and conditions of any Award or Award Agreement; (v) amend the terms and conditions of any Award or Award Agreement and accelerate the vesting or exercisability of Options, or the lapse of restrictions relating to Restricted Stock, Restricted Stock Units or other Awards; provided however, that no such amendment shall amend the exercise price of any Option or Stock Appreciation Rights previously granted, except for any adjustment made under Section 4(c) of the Plan, without the approval of the Company’s stockholders; (vi) determine whether, to what extent and under what circumstances Awards may be exercised in cash, Shares, other securities, other Awards or other property, or canceled, forfeited or suspended; (vii) determine whether, to what extent and under what circumstances cash, Shares, other securities, other Awards, other property and other amounts payable with respect to an Award under the Plan shall be deferred either automatically or at the election of the holder thereof or the Committee; (viii) interpret and administer the Plan and any instrument or agreement, including an Award Agreement, relating to the Plan; (ix) establish, amend, suspend or waive such rules and regulations and appoint such agents as it shall deem appropriate for the proper administration of the Plan; and (x) make any other determination and take any other action that the Committee deems necessary or desirable for the administration of the Plan. Unless otherwise expressly provided in the Plan, all designations, determinations, interpretations and other decisions under or with respect to the Plan or any Award shall be within the sole discretion of the Committee, may be made at any time and shall be final, conclusive and binding upon any Eligible Person or Participant, any holder or beneficiary of any Award and any employee of the Company or any Affiliate.

(b) Delegation. The Committee may delegate its powers and duties under the Plan to one or more directors or officers of the Company, or to a committee of directors or officers, subject to such terms, conditions and limitations as the Committee may establish in its sole discretion; provided, however, that the Committee shall not delegate its powers and duties under the Plan (i) with regard to officers or directors of the Company or any Affiliate who are subject to Section 16 of the Securities Exchange Act of 1934, (ii) in such a manner as would cause the Plan not to comply with the requirements of Section 162(m) of the Code or (iii) in such a manner as would contravene Section 157 of the Delaware General Corporation Law.

(c) Power and Authority of the Board of Directors. Notwithstanding anything to the contrary contained herein, the Board of Directors may, at any time and from time to time, without any further action of the Committee, exercise the powers and duties of the Committee under the Plan.

Section 4. Shares Available for Awards.

(a) Shares Available. Subject to adjustment as provided in Section 4(c), the aggregate number of Shares that may be issued under all Awards under the Plan shall be 13,000,000, of which 7,500,000 shares shall be reserved solely for the grant of Awards designated as stock options. Shares to be issued under the Plan may be either Shares reacquired and held in the treasury or authorized but unissued Shares. If any Shares covered by an Award or to which an Award relates are not purchased or are forfeited, or if an Award otherwise terminates or is settled without delivery of any Shares, then the number of Shares counted against the aggregate number of Shares available under the Plan with respect to such Award, to the extent of any such forfeiture, termination or settlement, shall again be available for granting Awards under the Plan. Any shares tendered in payment of the exercise price of an Option granted under the Plan or an option granted under any other stock plan of the Company shall be credited to the number of Shares available for grant under the Plan; provided however, that with respect to any Option granted under the Plan commencing June 15, 2005, and thereafter, any shares of the Company’s common stock that are tendered in payment of the exercise price of such Option shall no longer be credited to the number of Shares available for grant under the Plan.

(b) Accounting for Awards. For purposes of this Section 4, if an Award entitles the holder thereof to receive or purchase Shares, the number of Shares covered by such Award or to which such Award relates shall be counted on the date of grant of such Award against the aggregate number of Shares available for granting Awards under the Plan.

(c) Adjustments. In the event that the Committee shall determine that any dividend or other distribution (whether in the form of cash, Shares, other securities or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of Shares or other securities of the Company, issuance of warrants or other rights to purchase Shares or other securities of the Company or other similar corporate transaction or event affects the Shares such that an adjustment is determined by the Committee to be appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan, then the Committee shall, in such manner as it may deem equitable, adjust any or all of (i) the number and type of Shares (or other securities or other property) which thereafter may be made the subject of Awards, (ii) the number and type of Shares (or other securities or other property) subject to outstanding Awards and (iii) the purchase or exercise price with respect to any Award; provided, however, that the number of Shares covered by any Award or to which such Award relates shall always be a whole number.

(d) Award Limitations Under the Plan. No Eligible Person, who is an employee of the Company at the time of grant, may be granted any Option, Stock Appreciation Right or Other Stock-Based Award (the value of which is based solely on an increase in the value of the Shares after the date of grant) for more than 500,000 Shares (subject to adjustment as provided for in Section 4(c)), taking into account all such awards granted by the Company pursuant to any of its stock compensation plans, in any calendar year period beginning with the period commencing January 1, 2002. The foregoing annual limitation specifically includes the grant of any Awards representing “qualified performance-based compensation” within the meaning of Section 162(m) of the Code.

Section 5. Eligibility.

Any Eligible Person, including any Eligible Person who is an officer or director of the Company or any Affiliate, shall be eligible to be designated a Participant. In determining which Eligible Persons shall receive an Award and the terms of any Award, the Committee may take into account the nature of the services rendered by the respective Eligible Persons, their present and potential contributions to the success of the Company or such other factors as the Committee, in its discretion, shall deem relevant. Notwithstanding the foregoing, an Incentive Stock Option may only be granted to full-time or part-time employees (which term as used herein includes, without limitation, officers and directors who are also employees) and an Incentive Stock Option shall not be granted to an employee of an Affiliate unless such Affiliate is also a “subsidiary corporation” of the Company within the meaning of Section 424(f) of the Code or any successor provision.

Section 6. Awards.

(a) Options. The Committee is hereby authorized to grant Options to Participants with the following terms and conditions and with such additional terms and conditions not inconsistent with the provisions of the Plan as the Committee shall determine:

(i) Exercise Price. The purchase price per Share purchasable under an Option shall be determined by the Committee; provided, however, that such purchase price shall not be less than 100% of the Fair Market Value of a Share on the date of grant of such Option and shall not be adjusted thereafter except as provided for in Section 4(c) of the Plan.

(ii) Option Term. The term of each Option shall be fixed by the Committee, but shall not exceed seven years for Options granted after April 1, 2005, except for Restoration Options granted with respect to previously granted Options pursuant to clause (iv) below.

(iii) Time and Method of Exercise. The Committee shall determine the time or times at which an Option may be exercised in whole or in part and the method or methods by which, and the form or forms (including, without limitation, cash, Shares, promissory notes, other securities, other Awards or other property, or any combination thereof, having a Fair Market Value on the exercise date equal to the relevant exercise price) in which, payment of the exercise price with respect thereto may be made or deemed to have been made.

(iv) Restoration Options. The Committee may grant Restoration Options, separately or together with another Option, pursuant to which, subject to the terms and conditions established by the Committee and any applicable requirements of law, the Participant would be granted a new Option when the payment of the exercise price of the option to which such Restoration Option relates is made by the delivery of Shares pursuant to the relevant provisions of the plan or agreement relating to such option, which new Option would be an Option to purchase the number of Shares not exceeding the sum of (A) the number of Shares so provided as consideration upon the exercise of the previously granted option to which such Restoration Option relates, (B) the number of Shares, if any, tendered or withheld as payment of the amount required to be withheld under applicable tax laws in connection with the exercise of the option to which such Restoration Option relates, and (C) the number of previously owned Shares, if any, tendered as payment for additional tax obligations of the Participant in connection with the exercise of the option to which such Restoration Option relates pursuant to the relevant provisions of the plan or agreement relating to such option. Restoration Options may be granted with respect to options previously granted under the Plan or any other stock option plan of the Company, and may be granted in connection with any option granted under the Plan or any other stock option plan of the Company at the time of such grant. Such Restoration Options shall have a per share exercise price equal to the Fair Market Value of one Share as of the date of grant of the new Option. Any Restoration Option shall be subject to availability of sufficient Shares for grant under the Plan. Shares surrendered as part or all of the exercise price of the Option to which it relates that have been owned by the optionee less than six months will not be counted for purposes of determining the number of Shares that may be purchased pursuant to a Restoration Option. Notwithstanding the foregoing, no Restoration Option shall be granted in connection with Options granted under the Plan or any other stock option plan of the Company after April 1, 2005.

(b) Stock Appreciation Rights. The Committee is hereby authorized to grant Stock Appreciation Rights to Participants subject to the terms of the Plan and any applicable Award Agreement. A Stock Appreciation Right granted under the Plan shall confer on the holder thereof a right to receive upon exercise thereof the excess of (i) the Fair Market Value of one Share on the date of exercise (or, if the Committee shall so determine, at any time during a specified period before or after the date of exercise) over (ii) the grant price of the Stock Appreciation Right as specified by the Committee, which price shall not be less than 100% of the Fair Market Value of one Share on the date of grant of the Stock Appreciation Right. Subject to the terms of the Plan and any applicable Award Agreement, the grant price, term, methods of exercise, dates of exercise, methods of settlement and any other terms and conditions of any Stock Appreciation Right shall be as determined by the Committee. The Committee may impose such conditions or restrictions on the exercise of any Stock Appreciation Right as it may deem appropriate.

(c) Restricted Stock and Restricted Stock Units. The Committee is hereby authorized to grant Awards of Restricted Stock and Restricted Stock Units to Participants with the following terms and conditions and with such additional terms and conditions not inconsistent with the provisions of the Plan as the Committee shall determine:

(i) Restrictions. Shares of Restricted Stock and Restricted Stock Units shall be subject to such restrictions as the Committee may impose (including, without limitation, any limitation on the right to vote a Share of Restricted Stock or the right to receive any dividend or other right or property with respect thereto), which restrictions may lapse separately or in combination at such time or times, in such installments or otherwise as the Committee may deem appropriate.

(ii) Stock Certificates. Any Restricted Stock granted under the Plan shall, at the option of the Company, be evidenced by book entry Shares held in the Participant’s name on the records of the Company’s transfer agent or by issuance of a stock certificate or certificates, which certificate or certificates shall be held by the Company. Such book entry Shares or certificate or certificates shall be registered in the name of the Participant and shall bear an appropriate legend referring to the terms, conditions and restrictions applicable to such Restricted Stock. In the case of Restricted Stock Units, no Shares shall be issued at the time such Awards are granted.

(iii) Forfeiture; Delivery of Shares. Except as otherwise determined by the Committee, upon termination of employment (as determined under criteria established by the Committee) during the applicable restriction period, all Shares of Restricted Stock and all Restricted Stock Units at such time subject to restriction shall be forfeited and reacquired by the Company; provided, however, that the Committee may, when it finds that a waiver would be in the best interest of the Company, waive in whole or in part any or all remaining restrictions with respect to Shares of Restricted Stock or Restricted Stock Units. Any Share representing Restricted Stock that is no longer subject to restrictions shall be delivered to the holder thereof promptly after the applicable restrictions lapse or are waived. Upon the lapse or waiver of restrictions and the restricted period relating to Restricted Stock Units evidencing the right to receive Shares, such Shares shall be issued and delivered to the holders of the Restricted Stock Units.

(d) Performance Awards. The Committee is hereby authorized to grant Performance Awards to Participants subject to the terms of the Plan and any applicable Award Agreement. A Performance Award granted under the Plan (i) may be denominated or payable in cash, Shares (including, without limitation, Restricted Stock), other securities, other Awards or other property and (ii) shall confer on the holder thereof the right to receive payments, in whole or in part, upon the achievement of such performance goals during such performance periods as the Committee shall establish. Subject to the terms of the Plan and any applicable Award Agreement, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any Performance Award granted, the amount of any payment or transfer to be made pursuant to any Performance Award and any other terms and conditions of any Performance Award shall be determined by the Committee.

(e) Other Stock-Based Awards. The Committee is hereby authorized to grant to Participants such other Awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, Shares (including, without limitation, securities convertible into Shares), as are deemed by the Committee to be consistent with the purpose of the Plan; provided, however, that such grants must comply with applicable law. Subject to the terms of the Plan and any applicable Award Agreement, the Committee shall determine the terms and conditions of such Awards. Shares or other securities delivered pursuant to a purchase right granted under this Section 6(e) shall be purchased for such consideration, which may be paid by such method or methods and in such form or forms (including without limitation, cash, Shares, promissory notes, other securities, other Awards or other property or any combination thereof) as the Committee shall determine, the value of which consideration, as established by the Committee, shall not be less than 100% of the Fair Market Value of such Shares or other securities as of the date such purchase right is granted.

(f) General.

(i) Consideration for Awards. Awards may be granted for no cash consideration or for other consideration as may be determined by the Committee or required by applicable law.

(ii) Awards May Be Granted Separately or Together. Awards may, in the discretion of the Committee, be granted either alone or in addition to, in tandem with or in substitution for any other Award or any award granted under any plan of the Company or any Affiliate other than the Plan. Awards granted in addition to or in tandem with other Awards or in addition to or in tandem with awards granted under any such other plan of the Company or any Affiliate may be granted either at the same time as or at a different time from the grant of such other Awards or awards.

(iii) Forms of Payment under Awards. Subject to the terms of the Plan and of any applicable Award Agreement, payments or transfers to be made by the Company or an Affiliate upon the grant, exercise or payment of an Award may be made in such form or forms as the Committee shall determine (including, without limitation, cash, Shares, promissory notes, other securities, other Awards or other property or any combination thereof), and may be made in a single payment or transfer, in installments or on a deferred basis, in each case in accordance with rules and procedures established by the Committee. Such rules and procedures may include, without limitation, provisions for the payment or crediting of reasonable interest on installment or deferred payments.

(iv) Limits on Transfer of Awards. No Award and no right under any such Award shall be transferable by a Participant other than by will or by the laws of descent and distribution; provided, however, that, if so determined by the Committee, a Participant may, in the manner established by the Committee, transfer Non-Qualified Stock Options or designate a beneficiary or beneficiaries to exercise the rights of the Participant and receive any property distributable with respect to any Award upon the death of the Participant. Each Award or right under any such Award shall be exercisable during the Participant’s lifetime only by the Participant (except as otherwise provided in an Award Agreement or amendment thereto relating to a Non-Qualified Stock Option pursuant to terms determined by the Committee) or, if permissible under applicable law, by the Participant’s guardian or legal representative. No Award or right under any such Award may be pledged, alienated, attached or otherwise encumbered, and any purported pledge, alienation, attachment or encumbrance thereof shall be void and unenforceable against the Company or any Affiliate.

(v) Term of Awards. Except as provided in Section 6(a)(ii), the term of each Award shall be for such period as may be determined by the Committee.

(vi) Restrictions; Securities Exchange Listing. All Shares or other securities delivered under the Plan pursuant to any Award or the exercise thereof shall be subject to such stop transfer orders or other restrictions as the Committee may deem advisable under the Plan or the rules, regulations and other requirements of the Securities and Exchange Commission and any applicable federal or state securities laws, and the Committee may cause a legend or legends to be placed on the certificates for such shares or other securities to reflect such restrictions. If the Shares or other securities are traded on a securities exchange, the Company shall not be required to deliver any Shares or other securities covered by an Award unless and until such Shares or other securities have been admitted for trading on such securities exchange.

Section 7. Amendment and Termination; Adjustments.

(a) Amendments to the Plan. The Board of Directors of the Company may amend, alter, suspend, discontinue or terminate the Plan; provided, however, that, notwithstanding any other provision of the Plan or any Award Agreement, without the approval of the stockholders of the Company, no such amendment, alteration, suspension, discontinuation or termination shall be made that, absent such approval:

(i) would violate the rules or regulations of the New York Stock Exchange, any other securities exchange or the National Association of Securities Dealers, Inc. that are applicable to the Company; or

(ii) would cause the Company to be unable, under the Code, to grant Incentive Stock Options under the Plan; or

(iii) would amend the exercise price of any Option or Stock Appreciation Rights previously granted, except for any adjustment made under Section 4(c) of the Plan; or

(iv) would allow exercise price of any Option or the grant price of any Stock Appreciation Right to be less than 100% of the Fair Market Value of one Share on the date such Option or Stock Appreciation Right is granted.

(b) Amendments to Awards. Subject to the provisions of the Plan, the Committee may waive any conditions of or rights of the Company under any outstanding Award, prospectively or retroactively. The Committee may not amend, alter, suspend, discontinue or terminate any outstanding Award, prospectively or retroactively, in any manner that adversely affects any Award, without the consent of the Participant or holder or beneficiary thereof, except as otherwise herein provided or in an Award Agreement.

(c) Correction of Defects, Omissions and Inconsistencies. The Committee may correct any defect, supply any omission or reconcile any inconsistency in the Plan or any Award in the manner and to the extent it shall deem desirable to carry the Plan into effect.

Section 8. Income Tax Withholding and Payment.

In order to comply with all applicable federal or state income tax laws or regulations, the Company may take such action as it deems appropriate to ensure that all applicable federal or state payroll, withholding, income or other taxes, which are the sole and absolute responsibility of a Participant, are withheld or collected from such Participant. In order to assist a Participant in paying all or a portion of the federal and state taxes to be withheld or collected upon exercise or receipt of (or the lapse of restrictions relating to) an Award, the Committee, in its discretion and subject to such additional terms and conditions as it may adopt, may permit the Participant to satisfy such tax obligation by (i) electing to have the Company withhold a portion of the Shares otherwise to be delivered upon exercise or receipt of (or the lapse of restrictions relating to) such Award with a Fair Market Value equal to the amount of such taxes or (ii) delivering to the Company Shares other than Shares issuable upon exercise or receipt of (or the lapse of restrictions relating to) such Award with a Fair Market Value equal to the amount of such taxes. In addition to the amounts required to be withheld to pay applicable taxes, subject to such terms and conditions as the Committee shall determine in its sole and absolute discretion, the Committee may permit the Participant to elect to deliver to the Company Shares (other than Shares issuable upon exercise or receipt of (or the lapse of restrictions relating to) such Award) with a Fair Market Value equal to the amount of such additional federal and/or state income taxes imposed on the Participant in connection with the exercise of the Award. All elections, if any, must be made on or before the date that the amount of tax to be withheld is determined.

Section 9. General Provisions.

(a) No Rights to Awards. No Eligible Person, Participant or other Person shall have any claim to be granted any Award under the Plan, and there is no obligation for uniformity of treatment of Eligible Persons, Participants or holders or beneficiaries of Awards under the Plan. The terms and conditions of Awards need not be the same with respect to any Participant or with respect to different Participants.

(b) Award Agreements. No Participant shall have rights under an Award granted to such Participant unless and until an Award Agreement shall have been duly executed on behalf of the Company, and if requested by the Company, signed by the Participant, or until such Award Agreement is delivered and accepted through any electronic medium in accordance with procedures established by the Company.

(c) No Limit on Other Compensation Arrangements. Nothing contained in the Plan shall prevent the Company or any Affiliate from adopting or continuing in effect other or additional compensation arrangements, and such arrangements may be either generally applicable or applicable only in specific cases.

(d) No Right to Employment. The grant of an Award shall not be construed as giving a Participant the right to be retained in the employ of the Company or any Affiliate, nor will it affect in any way the right of the Company or an Affiliate to terminate such employment at any time, with or without cause. In addition, the Company or an Affiliate may at any time dismiss a Participant from employment free from any liability or any claim under the Plan, unless otherwise expressly provided in the Plan or in any Award Agreement.

(e) Governing Law. The validity, construction and effect of the Plan or any Award, and any rules and regulations relating to the Plan or any Award, shall be determined in accordance with the laws of the State of Delaware.

(f) Severability. If any provision of the Plan or any Award is or becomes or is deemed to be invalid, illegal or unenforceable in any jurisdiction or would disqualify the Plan or any Award under any law deemed applicable by the Committee, such provision shall be construed or deemed amended to conform to applicable laws, or if it cannot be so construed or deemed amended without, in the determination of the Committee, materially altering the purpose or intent of the Plan or the Award, such provision shall be stricken as to such jurisdiction or Award, and the remainder of the Plan or any such Award shall remain in full force and effect.

(g) No Trust or Fund Created. Neither the Plan nor any Award shall create or be construed to create a trust or separate fund of any kind or a fiduciary relationship between the Company or any Affiliate and a Participant or any other Person. To the extent that any Person acquires a right to receive payments from the Company or any Affiliate pursuant to an Award, such right shall be no greater than the right of any unsecured general creditor of the Company or any Affiliate.

(h) No Fractional Shares. No fractional Shares shall be issued or delivered pursuant to the Plan or any Award, and the Committee shall determine whether cash shall be paid in lieu of any fractional Shares or whether such fractional Shares or any rights thereto shall be canceled, terminated or otherwise eliminated.

(i) Headings. Headings are given to the Sections and subsections of the Plan solely as a convenience to facilitate reference. Such headings shall not be deemed in any way material or relevant to the construction or interpretation of the Plan or any provision thereof.

Section 10. Effective Date of the Plan.

The Plan shall be effective as of April 10, 2002, subject to approval by the stockholders of the Company within one year thereafter.

Section 11. Term of the Plan.

Unless the Plan shall have been discontinued or terminated as provided in Section 7(a), the Plan shall terminate on April 9, 2012. No Award shall be granted after the termination of the Plan. However, unless otherwise expressly provided in the Plan or in an applicable Award Agreement, any Award theretofore granted may extend beyond the termination of the Plan, and the authority of the Committee provided for hereunder with respect to the Plan and any Awards, and the authority of the Board of Directors of the Company to amend the Plan, shall extend beyond the termination of the Plan.

Amended 06/15/2005

Amended 4/17/2007 (“Fair Market Value” definition)

Exhibit 10.2

SUPERVALU INC.

2002 STOCK PLAN

STOCK OPTION AGREEMENT

This agreement is made and entered into as of the Grant Date indicated below, by and between SUPERVALU INC. and the individual whose name and signature appears below (“Optionee”).

The Company has established the 2002 Stock Plan (the “Plan”), under which key employees of the Company and its Affiliates may be granted Options to purchase shares of the Company’s common stock. Optionee has been selected by the Company to receive an Option subject to the provisions of this agreement. Capitalized terms that are used in this agreement, that are not defined, shall have the meanings ascribed to them in the Plan.

The Company and Optionee hereby agree as follows:

1.	Option Grant. The Company hereby grants to Optionee, subject to Optionee’s acceptance hereof, the right and option to purchase the number of Shares indicated below at the exercise price per Share indicated below. The Option has been designated as a Non-Qualified Stock Option (“NQ”) for tax purposes, the consequences of which are set forth in the prospectus that describes the Plan.

2.	Acceptance of Option and Stock Option Terms and Conditions. The Option is subject to and governed by the Stock Option Terms and Conditions attached hereto, and the Plan. To accept the Option, Optionee must sign and return a copy of this agreement to the Company within ninety (90) days after the Grant Date. By so doing, Optionee agrees to be bound by the Stock Option Terms and Conditions and the provisions of the Plan.

3.	Vesting, Exercise Rights and Expiration. Twenty percent (20%) of the Option shall vest on the Grant Date and the remaining portion shall vest in four (4) equal annual installments commencing on each anniversary of the Grant Date. The vested portion of the Option may be exercised in whole or part, subject to the Stock Option Terms and Conditions. Except as otherwise provided in the Stock Option Terms and Conditions, the Option will expire on the Expiration Date indicated below.

Option Number	Grant Date	Number of Shares	Type of Option	Exercise Price	Expiration Date

SUPERVALU INC.	OPTIONEE

Burt M. Fealing
Vice President, Corporate Secretary and Chief Securities Counsel

SUPERVALU INC.

2002 STOCK PLAN

STOCK OPTION TERMS AND CONDITIONS

(KEY EXECUTIVES)

These Stock Option Terms and Conditions (“Terms and Conditions”) apply to the Option granted to you under the 2002 Stock Plan, pursuant to the Stock Option Agreement to which this document is attached. Capitalized terms that are used in this document, but are not defined, shall have the meanings ascribed to them in the Plan or the Stock Option Agreement.

1. Vesting and Exercisability. The Option shall vest in cumulative installments as follows:

a)	As of the Grant Date, twenty percent (20%) of the Option shall immediately vest and twenty percent (20%) of the Shares subject to the Option shall then be available for purchase, provided you have signed and returned your Stock Option Agreement within the time period specified.

b)	On each anniversary of the Grant Date, an additional twenty percent (20%) of the Option shall vest and an additional twenty percent (20%) of the Shares subject to the Option shall then be available for purchase.

The vested portion of the Option may be exercised at any time, or from time to time, to purchase Shares. If in any year the full amount of Shares that may be purchased pursuant to the vested portion of the Option is not purchased, the remaining amount of such Shares shall be available for purchase during the remainder of the term of the Option.

2. Manner of Exercise. Except as provided in Section 8 below, you cannot exercise the Option unless at the time of exercise you are an employee of the Company or an Affiliate. Prior to your death, only you may exercise the Option. You may exercise the Option as follows:

a)	By delivering a “Notice of Exercise of Stock Option” to the Company at its principal office, attention: Corporate Secretary, stating the number of Shares being purchased and accompanied by payment of the full purchase price for such Shares (determined by multiplying the Exercise Price by the number of Shares to be purchased). [Note: In the event the Option is exercised by any person other than you pursuant to any of the provisions of Section 8 below, the Notice must be accompanied by appropriate proof of such person’s right to exercise the Option.]; or

b)	By entering an order to exercise the Option using E*TRADE’s OptionsLink website.

3. Method of Payment. The full purchase price for the Shares to be purchased upon exercise of the Option must be paid as follows:

a)	By delivering directly to the Company, cash or its equivalent payable to the Company;

b)	By delivering indirectly to the Company, cash or its equivalent payable to the Company through E*TRADE’s OptionsLink website; or

c)	By delivering Shares having a Fair Market Value as of the Exercise Date equal to the purchase price (commonly known as a “Stock Swap”); or

d)	By delivering the full purchase price in a combination of cash and shares.

4. Delivery of Shares. You shall not have any of the rights of a stockholder with respect to any Shares subject to the Option until such Shares are purchased by you upon exercise of the Option. Such Shares shall then be issued and delivered to you by the Company as follows:

a)	In the form of a stock certificate registered in your name or your name and the name of another adult person (21 years of age or older) as joint tenants, and mailed to your address; or

b)	In “book entry” form, i.e. registered with the Company’s stock transfer agent, in your name or your name and the name of another adult person (21 years of age or older) as joint tenants, and sent by electronic delivery to your brokerage account.

5. Withholding Taxes. You are responsible for the payment of any federal, state, local or other taxes that are required to be withheld by the Company upon exercise of the Option and you must promptly remit such taxes to the Company. You may elect to remit these taxes by:

a)	Delivering directly to the Company, cash or its equivalent payable to the Company;

b)	Delivering indirectly to the Company, cash or its equivalent payable to the Company through E*TRADE’s OptionsLink website;

c)	Having the Company withhold a portion of the Shares to be issued upon exercise of the Option having a Fair Market Value equal to the amount of federal and state income tax required to be withheld upon such exercise (commonly referred to as a “Tax Swap” or “Stock for Tax”); or

d)	Delivering Shares to the Company, other than the Shares issuable upon exercise of the Option, having a Fair Market Value equal to such taxes. [Note: In addition to delivering Shares to satisfy required tax withholding obligations, you may also elect to deliver additional Shares to the Company, other than the Shares issuable upon exercise of the Option, having a Fair Market Value equal to the amount of any additional federal or state income taxes imposed on you in connection with the exercise of the Option, provided such Shares have been held by you for a minimum of six (6) months.]

6. Change of Control. In the event of the occurrence of a Change of Control of the Company, the unvested portion of the Option shall immediately vest and the Option shall become immediately exercisable in full. The term “Change of Control”, means any of the following events:

a)	The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of twenty percent (20%) or more of either (A) the then outstanding shares of common stock of the Company or (B) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors; provided, however, that for purposes of this subsection (a), the following share acquisitions shall not constitute a Change of Control; (A) any acquisition directly from the Company or (B) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company; or

b)	The consummation of any merger or other business combination of the Company, the sale or lease of all or substantially all the Company’s assets or any combination of the foregoing transactions (each a “Transaction”) other than a Transaction immediately following which the stockholders of the Company and any trustee or fiduciary of any Company employee benefit plan immediately prior to the Transaction own at least sixty percent (60%) of the voting power, directly or indirectly, of (A) the surviving corporation in any such merger or other business combination; (B) the purchaser or lessee of the Company’s assets; or (C) both the surviving corporation and the purchaser or lessee in the event of any combination of Transactions; or

c)

Within any 24-month period, the persons who were directors immediately before the beginning of such period (the “Incumbent Directors”) shall cease (for any reason other than death) to constitute at least a majority of the Board of Directors of the Company or the board of directors of a successor to the Company.

For this purpose, any director who was not a director at the beginning of such period shall be deemed to be an Incumbent Director if such director was elected to the Board of Directors of the Company by, or on the recommendation of or with the approval of, at least three-fourths of the directors who then qualified as Incumbent Directors (so long as such director was not nominated by a person who has expressed an intent to effect a Change of Control or engage in a proxy or other control contest); or.

d)	Such other event or transaction as the Board of Directors of the Company shall determine constitutes a Change of Control.

You acknowledge that as a result of the foregoing acceleration of vesting and exercisability, to the extent that the aggregate Fair Market Value of all Shares subject to stock options that are Incentive Stock Options which are exercisable for the first time by you during any calendar year (under all plans of the Company and its subsidiaries, if any) exceeds $100,000, all or any portion of the Option, as well as any other stock option held by you, may become a stock option which is not an Incentive Stock Option.

7. Transferability. Unless otherwise determined by the Committee, the Option shall not be transferable other than by will or the laws of descent and distribution. More particularly, the Option may not be assigned, transferred, pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Option contrary to these provisions, or the levy of an execution, attachment or similar process upon the Option, shall be void.

You may designate a beneficiary or beneficiaries to exercise your rights with respect to the Option upon your death. In the absence of any such designation, benefits remaining unpaid at your death shall be paid to your estate.

8. Effect of Termination of Employment. Following the termination of your employment with the Company or an Affiliate for any of the reasons set forth below, your right to exercise the Option, as well as that of your beneficiary or beneficiaries, shall be as follows:

a)	Voluntary or Involuntary. In the event your employment is terminated voluntarily or involuntarily for any reason other than retirement, death or permanent disability, you may exercise the Option prior to its Expiration Date, at any time within a period of up to two (2) years after such termination of employment, to the full extent of the number of Shares you were entitled to purchase under that portion of the Option which was vested as of the date of termination of your employment. However, the Committee may, in its sole and absolute discretion, except in the case of the termination of your employment following the occurrence of a Change of Control, during a period of seventy-five (75) days after such termination of employment and following ten (10) days’ written notice to you, reduce the period of time during which the Option may be exercised to any period of time designated by the Committee, provided such period is not less than ninety (90) days following termination of your employment.

b)	Retirement. You shall be deemed to have retired, solely for purposes of this Agreement, in the event that your employment terminates for any reason other than death or disability and you are at least 55 years of age.

(i)	In the event you retire and you have completed ten (10) or more years of service with the Company or an Affiliate, the unvested portion of the Option shall immediately vest in full. Thereafter, you may exercise the Option at any time prior to its Expiration Date, to the full extent of the Shares covered by the Option that were not previously purchased.

(ii)	In the event you retire and you have completed less than ten (10) years of service with the Company or an Affiliate, you may exercise the Option prior to its Expiration Date, at any time within a period of up to two (2) years after the date of your retirement, to the full extent of the number of Shares you were entitled to purchase under that portion of the Option which was vested as of the date of your retirement.

c)	Death Prior to Age 55. In the event your death occurs before you attain the age of fifty-five (55), while you are employed by the Company or an Affiliate, or within three (3) months after the termination of your employment, the unvested portion of the Option shall immediately vest in full. Thereafter, the Option may be exercised prior to its Expiration Date, by your beneficiary(ies), or a legatee(s) under your last will, or your personal representative(s) or the distributee(s) of your estate, to the full extent of the Shares covered by the Option that were not previously purchased:

(i)	At any time within a period of up to two (2) years after your death if such occurs while you are employed, or

(ii)	At any time within a period of up to two (2) years following the termination of your employment if your death occurs within three (3) months thereafter.

d)	Death After Age 55. In the event your death occurs after you attain the age of fifty-five (55), while you are employed by the Company or an Affiliate, or within three (3) months after the termination of your employment, the unvested portion of the Option shall immediately vest in full. Thereafter, the Option may be exercised prior to its Expiration Date, by your beneficiary(ies), or a legatee(s) under your last will, or your personal representative(s) or the distributee(s) of your estate, to the full extent of the Shares covered by the Option that were not previously purchased:

(i)	At any time, if you have completed ten (10) or more years of service with the Company or an Affiliate; or

(ii)	If you have completed less than ten (10) years of service with the Company or an Affiliate, then at any time within a period of up to two (2) years after the date of your death if such occurs while you are employed, or within a period of up to two (2) years after the date of termination of your employment if your death occurs within three (3) months thereafter.

e)	Disability Prior to Age 55. In the event your employment terminates before you attain the age of fifty-five (55), as a result of a permanent disability, the unvested portion of the Option shall immediately vest in full. Thereafter, the Option may be exercised prior to its Expiration Date, by you or by your personal representative(s), at any time within a period of up to two (2) years after your employment terminates due to such permanent disability, to the full extent of the Shares covered by the Option that were not previously purchased.

You shall be considered permanently disabled if you suffer from a medically determinable physical or mental impairment that renders you incapable of performing any substantial gainful employment, and is evidenced by a certification to such effect by a doctor of medicine approved by the Company. In lieu of such certification, the Company shall accept, as proof of permanent disability, your eligibility for long-term disability payments under the applicable Long-Term Disability Plan of the Company.

f)	Disability After Age 55. In the event your employment terminates as a result of a permanent disability after you attain the age of fifty-five (55), the unvested portion of the Option shall immediately vest in full. Thereafter, the Option may be exercised prior to its Expiration Date, by you or by your personal representative(s), to the full extent of the Shares covered by the Option that were not previously purchased:

(i)	At any time, if you have completed ten (10) or more years of service with the Company or an Affiliate; or

(ii)	If you have completed less than ten (10) years of service with the Company or an Affiliate, then at any time within a period of two (2) years after your employment terminates due to such permanent disability.

You shall be considered permanently disabled if you suffer from a medically determinable physical or mental impairment that renders you incapable of performing any substantial gainful employment, and is evidenced by a certification to such effect by a doctor of medicine approved by the Company. In lieu of such certification, the Company shall accept, as proof of permanent disability, your eligibility for long-term disability payments under the applicable Long-Term Disability Plan of the Company.

g)	Change in Duties/Leave of Absence. The Option shall not be affected by any change of your duties or position or by a temporary leave of absence approved by the Company, so long as you continue to be an employee of the Company or of an Affiliate.

9. Repurchase Rights. If you exercise the Option within six (6) months prior to or three (3) months after the date your employment with the Company or an Affiliate terminates for any reason, whether voluntary or involuntary, with or without cause (except as a result of death, permanent disability or retirement pursuant to the Company’s retirement plans then in effect), the Company shall have the right and option to repurchase from you, that number of Shares which is equal to the number you purchased upon such exercise(s) within such time periods, and you agree to sell such Shares to the Company.

The Company may exercise its repurchase rights by depositing in the United States mail a written notice addressed to you at the latest mailing address for you on the records of the Company (i) within thirty (30) days following the termination of your employment for the repurchase of Shares purchased prior to such termination, or (ii) within thirty (30) days after any exercise of the Option for the repurchase of Shares purchased after your termination of employment. Within thirty (30) days after the mailing of such notice, you shall deliver to the Company the number of Shares the Company has elected to repurchase and the Company shall pay to you in cash, as the repurchase price for such Shares upon their delivery, an amount which shall be equal to the purchase price paid by you for the Shares. If you have disposed of the Shares, then in lieu of delivering an equivalent number of Shares to the Company, you must pay to the Company the amount of gain realized by you from the disposition of the Shares exclusive of any taxes due and payable or commissions or fees arising from such disposition.

The Company may exercise its repurchase rights described above only in the event you are terminated for cause, or if you breach any of the covenants contained in Section 10 below.

If the Company exercises its repurchase option prior to the actual issuance and delivery to you of any Shares pursuant to the exercise of the Option, no Shares need be issued or delivered. In lieu thereof, the Company shall return to you the purchase price you tendered upon the exercise of the Option to the extent that it was actually received from you by the Company.

Following the occurrence of a Change of Control, the Company shall have no right to exercise the repurchase rights set forth in this Section.

10. Employee Covenants. In consideration of benefits described elsewhere in these Terms and Conditions and the Stock Option Agreement to which they apply, and in recognition of the fact that, as a result of your employment with the Company or any of its Affiliates, you have had or will have access to and gain knowledge of highly confidential or proprietary information or trade secrets pertaining to the Company or its Affiliates, as well as the customers, suppliers, joint ventures, licensors, licensees, distributors, or other persons and entities with whom the Company or any of its Affiliates does business (“Confidential Information”), which the Company or its Affiliates have expended time, resources, and money to obtain or develop and which have significant value to the Company and its Affiliates, you agree for the benefit of the Company and its Affiliates, and as a material condition to your receipt of benefits described elsewhere in these Terms and Conditions and accompanying the Stock Option Agreement, as follows:

a)

Non-Disclosure of Confidential Information. You acknowledge that you will receive access or have received access to Confidential Information about the Company or its Affiliates, that this information was obtained or developed by the Company or its Affiliates at great expense and is zealously guarded by the Company and its Affiliates from unauthorized disclosure, and that your possession of this special knowledge is due solely to your employment with the Company or one or more of its Affiliates. In recognition of the foregoing, you will not at any time during employment or following termination of employment for any reason, disclose, use or otherwise make available to any third party, any Confidential Information relating to the Company’s or any Affiliate’s business, products, services, customers, vendors, or suppliers; trade secrets, data, specifications, developments, inventions, and research activity; marketing and sales strategies, information, and techniques; long and short term plans; existing and prospective client, vendor, supplier, and employee lists, contacts, and information; financial, personnel, and information system information and applications; and any other information concerning the business of the Company or its Affiliates which is not disclosed to the general public or known in the industry, except for disclosure necessary in the course of your duties or with the express written consent of the Company. All Confidential Information, including all copies, notes regarding, and replications of such Confidential Information will remain the sole property of the Company or its Affiliate, as applicable, and must be returned to the Company or such Affiliate immediately upon termination of your employment.

b)	Return of Property. Upon termination of employment with the Company or any of its Affiliates, or at any other time at the request of the Company, you shall deliver to a designated Company representative all records, documents, hardware, software, and all other property of the Company or its Affiliates and all copies of such property in your possession. You acknowledge and agree that all such materials are the sole property of the Company or its Affiliates and that you will certify in writing to the Company at the time of delivery, whether upon termination or otherwise, that you have complied with this obligation.

c)	Non-Solicitation of Existing or Prospective Customers, Vendors, and Suppliers. You specifically acknowledge that the Confidential Information described in Section 10(a) includes confidential data pertaining to existing and prospective customers, vendors, and suppliers of the Company or its Affiliates; that such data is a valuable and unique asset of the business of the Company or its Affiliates; and that the success or failure of the their businesses depends upon the their ability to establish and maintain close and continuing personal contacts and working relationships with such existing and prospective customers, vendors, and suppliers and to develop proposals which are specific to such existing and prospective customers, vendors, and suppliers. Therefore, during your employment with the Company or any of its Affiliates and for the twelve (12) months following termination of employment for any reason, you agree that you will not, except on behalf of the Company or its Affiliates, or with the Company’s express written consent, solicit, approach, contact or attempt to solicit, approach, or contact, either directly or indirectly, on your own behalf or on behalf of any other person or entity, any existing or prospective customers, vendors, or suppliers of the Company or its Affiliates with whom you had contact or about whom you gained Confidential Information during your employment with the Company or its Affiliates for the purpose of obtaining business or engaging in any commercial relationship that would be competitive with the “Business of the Company” (as defined below in Section 10(e)(i)) or cause such customer, supplier, or vendor to materially change or terminate its business or commercial relationship with the Company or its Affiliates.

d)	Non-Solicitation of Employees. You specifically acknowledge that the Confidential Information described in Section 10(a) also includes confidential data pertaining to employees and agents of the Company or its Affiliates, and you further agree that during your employment with the Company or its Affiliates and for the twelve (12) months following termination of employment for any reason, you will not, directly or indirectly, on your own behalf or on behalf of any other person or entity, solicit, contact, approach, encourage, induce or attempt to solicit, contact, approach, encourage, or induce any of the employees or agents of the Company or its Affiliates to terminate their employment or agency with the Company or any of its Affiliates.

e)	Non-Competition. You covenant and agree that during your employment with the Company or any of its Affiliates and for the twelve (12) months following termination of employment for any reason, you will not, in any geographic market in which you worked on behalf of the Company or any of its Affiliates, or for which you had any sales, marketing, operational, logistical, or other management or oversight responsibility, engage in or carry on, directly or indirectly, as an owner, employee, agent, associate, consultant, partner, or in any other capacity, a business competitive with the Business of the Company. This Section 10(e) shall not apply in the event of a Change in Control as described in Section 6 above.

i)	The “Business of the Company” shall mean any business or activity involved in grocery or general merchandise retailing and supply chain logistics, including but not limited to grocery distribution, business-to-business portal, retail support services, and third-party logistics, of the type provided by the Company or its Affiliates, or presented in concept to you by the Company or its Affiliates at any time during your employment with the Company or any of its Affiliates.

ii)	To “engage in or carry on” shall mean to have ownership in such business (excluding ownership of up to 1% of the outstanding shares of a publicly-traded company) or to consult, work in, direct, or have responsibility for any area of such business, including but not limited to operations, logistics, sales, marketing, finance, recruiting, sourcing, purchasing, information technology, or customer service.

f)	No Disparaging Statements. You agree that you will not make any disparaging statements about the Company, its Affiliates, directors, officers, agents, employees, products, pricing policies or services.

g)	Remedies for Breach of These Covenants. Any breach of the covenants in this Section 10 likely will cause irreparable harm to the Company or its Affiliates for which money damages could not reasonably or adequately compensate the Company or its Affiliates. Accordingly, the Company or any of its Affiliates shall be entitled to all forms of injunctive relief (whether temporary, emergency, preliminary, prospective, or permanent) to enforce such covenants, in addition to damages and other available remedies, and you consent to the issuance of such an injunction without the necessity of the Company or any such Affiliate posting a bond or, if a court requires a bond to be posted, with a bond of no greater than $500 in principal amount. In the event that injunctive relief or damages are awarded to Company or any of its Affiliates for any breach by you of this Section 10, you further agree that the Company or such Affiliate shall be entitled to recover its costs and attorneys’ fees necessary to obtain such recovery. In addition, you agree that upon your breach of any covenant in this Section, the Option, and any other unexercised options issued under the Plan or any other stock option plans of the Company will immediately terminate.

h)	Enforceability of These Covenants. It is further agreed and understood by you and the Company that if any part, term, or provision of these Terms and Conditions should be held to be unenforceable, invalid, or illegal under any applicable law or rule, the offending term or provision shall be applied to the fullest extent enforceable, valid, or lawful under such law or rule, or, if that is not possible, the offending term or provision shall be struck and the remaining provisions of these Terms and Conditions shall not be affected or impaired in any way.

11. Arbitration. You and the Company agree that any controversy, claim, or dispute arising out of or relating to the Stock Option Agreement or the breach of any of these Stock Option Terms and Conditions, or arising out of or relating to your employment relationship with the Company or any of its Affiliates, or the termination of such relationship, shall be resolved by binding arbitration before a neutral arbitrator under rules set forth in the Federal Arbitration Act, except for claims by the Company relating to your breach of any of the employee covenants set forth in Section 10 above. By way of example only, claims subject to this agreement to arbitrate include claims litigated under federal, state and local statutory or common law, such as the Age Discrimination in Employment Act, Title VII of the Civil Rights Act of 1964, as amended, including the Civil Rights Act of 1994, the Americans with Disabilities Act, the law of contract and the law of tort. You and the Company agree that such claims may be brought in an appropriate administrative forum, but at the point at which you or the Company seek a judicial forum to resolve the matter, this agreement for binding arbitration becomes effective, and you and the Company hereby knowingly and voluntarily waive any right to have any such dispute tried and adjudicated by a judge or jury. The foregoing not to the contrary, the Company may seek to enforce the employee covenants set forth in Section 10 above, in any court of competent jurisdiction.

This agreement to arbitrate shall continue in full force and effect despite the expiration or termination of your Option or your employment relationship with the Company or any of its Affiliates. You and the Company agree that any award rendered by the arbitrator shall be final and binding and that judgment upon the final award may be entered in any court having jurisdiction thereof. The arbitrator may grant any remedy or relief that the arbitrator deems just and equitable, including any remedy or relief that would have been available to you, the

Company or any of its Affiliates had the matter been heard in court. All expenses of the arbitration, including the required travel and other expenses of the arbitrator and any witnesses, and the costs relating to any proof produced at the direction of the arbitrator, shall be borne equally by you and the Company unless otherwise mutually agreed or unless the arbitrator directs otherwise in the award. The arbitrator’s compensation shall be borne equally by you and the Company unless otherwise mutually agreed or unless the law provides otherwise.

12. Severability. In the event that any portion of these Terms and Conditions shall be held to be invalid, the same shall not affect in any respect whatsoever the validity and enforceability of the remainder of these Terms and Conditions.

Exhibit 10.13

SUPERVALU INC.

1997 STOCK PLAN

Section 1. Purpose.

The purpose of the Plan is to promote the interests of the Company and its stockholders by aiding the Company in attracting and retaining employees, to offer such employees incentives to put forth maximum efforts for the success of the Company’s business and to afford such employee an opportunity to acquire a proprietary interest in the Company.

Section 2. Definitions.

As used in the Plan, the following terms shall have the meanings set forth below:

(a) “Affiliate” shall mean (i) any entity that, directly or indirectly through one or more intermediaries, is controlled by the Company and (ii) any entity in which the Company has a significant equity interest, in each case as determined by the Committee.

(b) “Award” shall mean any Option, Stock Appreciation Right, Restricted Stock, Restricted Stock Unit, Performance Award, or Other Stock-Based Award granted under the Plan.

(c) “Award Agreement” shall mean any written agreement, contract or other instrument or document evidencing any Award granted under the Plan.

(d) “Code” shall mean the Internal Revenue Code of 1986, as amended from time to time, and any regulations promulgated thereunder.

(e) “Committee” shall mean a committee of the Company designated by the Board of Directors of the Company to administer the Plan, which shall consist of members appointed from time to time by the Board of Directors.

(f) “Company” shall mean SUPERVALU INC., a Delaware corporation, and any successor corporation.

(g) “Eligible Person” shall mean any employee, consultant or independent contractor providing services to the Company or any Affiliate who the Committee determines to be an Eligible Person. An officer or director of the Company or any Affiliate that is subject to Section 16 of the Securities Exchange Act of 1934, as amended, or any successor rule or regulation, shall not be an Eligible Person.

(h) “Fair Market Value” shall mean, with respect to any property (including, without limitation, any Shares or other securities), the fair market value of such property determined by such methods or procedures as shall be established from time to time by the Committee. Notwithstanding the foregoing, and unless otherwise determined by the Committee, the Fair Market Value of a Share as of a given date shall be, if the Shares are then listed on the New York Stock Exchange, the closing price of one Share as reported on the New York Stock Exchange on such date or, if the New York Stock Exchange is not open for trading on such date, on the next date that the New York Stock Exchange is open for trading.

(i) “Option” shall mean an option granted under Section 6(a) of the Plan that shall not be an incentive stock option within the meaning of Section 422 of the Code or any successor provision and shall include Restoration Options.

(j) “Other Stock-Based Award” shall mean any right granted under Section 6(f) of the Plan.

(k) “Participant” shall mean an Eligible Person designated to be granted an Award under the Plan.

(l) “Performance Award” shall mean any right granted under Section 6(e) of the Plan.

(m) “Person” shall mean any individual, corporation, partnership, association or trust.

(n) “Plan” shall mean this 1997 Stock Plan, as amended from time to time.

(o) “Restoration Option” shall mean any Option granted under Section 6(b) of the Plan.

(p) “Restricted Stock” shall mean any Share granted under Section 6(d) of the Plan.

(q) “Restricted Stock Unit” shall mean any unit granted under Section 6(d) of the Plan evidencing the right to receive a Share (or a cash payment equal to the Fair Market Value of a Share) at some future date.

(r) “Shares” shall mean shares of Common Stock, $1.00 par value, of the Company or such other securities or property as may become subject to Awards pursuant to an adjustment made under Section 4(c) of the Plan.

(s) “Stock Appreciation Right” shall mean any right granted under Section 6(c) of the Plan.

Section 3. Administration.

(a) Power and Authority of the Committee. The Plan shall be administered by the Committee. Subject to the express provisions of the Plan and to applicable law, the Committee shall have full power and authority to: (i) designate Participants; (ii) determine the type or types of Awards to be granted to each Participant under the Plan; (iii) determine the number of Shares to be covered by (or with respect to which payments, rights or other matters are to be calculated in connection with) each Award; (iv) determine the terms and conditions of any Award or Award Agreement; (v) amend the terms and conditions of any Award or Award Agreement and accelerate the exercisability of Options or the lapse of restrictions relating to

Restricted Stock, Restricted Stock Units or other Awards; (vi) determine whether, to what extent and under what circumstances Awards may be exercised in cash, Shares, other securities, other Awards or other property, or canceled, forfeited or suspended; (vii) determine whether, to what extent and under what circumstances cash, Shares, other securities, other Awards, other property and other amounts payable with respect to an Award under the Plan shall be deferred either automatically or at the election of the holder thereof or the Committee; (viii) interpret and administer the Plan and any instrument or agreement relating to, or Award made under, the Plan; (ix) establish, amend, suspend or waive such rules and regulations and appoint such agents as it shall deem appropriate for the proper administration of the Plan; and (x) make any other determination and take any other action that the Committee deems necessary or desirable for the administration of the Plan. Unless otherwise expressly provided in the Plan, all designations, determinations, interpretations and other decisions under or with respect to the Plan or any Award shall be within the sole discretion of the Committee, may be made at any time and shall be final, conclusive and binding upon any Participant, any holder or beneficiary of any Award and any employee of the Company or any Affiliate.

(b) Delegation. The Committee may delegate its powers and duties under the Plan to one or more officers of the Company or any Affiliate or a committee of such officers, subject to such terms, conditions and limitations as the Committee may establish in its sole discretion.

(c) Power and Authority of the Board of Directors. Notwithstanding anything to the contrary contained herein, the Board of Directors may, at any time and from time to time, without any further action of the Committee, exercise the powers and duties of the Committee under the Plan.

Section 4. Shares Available for Awards.

(a) Shares Available. Subject to adjustment as provided in Section 4(c), the aggregate number of Shares which may be issued under all Awards under the Plan shall be 10,800,000 (subject to further adjustment upon certain changes in the Company’s capitalization as described below). Shares to be issued under the Plan shall be Shares reacquired and held in the treasury of the Company. If any Shares covered by an Award or to which an Award relates are not purchased or are forfeited, or if an Award otherwise terminates without delivery of any Shares, then the number of Shares counted against the aggregate number of Shares available under the Plan with respect to such Award, to the extent of any such forfeiture or termination, shall again be available for granting Awards under the Plan.

(b) Accounting for Awards. For purposes of this Section 4, if an Award entitles the holder thereof to receive or purchase Shares, the number of Shares covered by such Award or to which such Award relates shall be counted on the date of grant of such Award against the aggregate number of Shares available for granting Awards under the Plan.

(c) Adjustments. In the event that the Committee shall determine that any dividend or other distribution (whether in the form of cash, Shares, other securities or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of Shares or other securities of the

Company, issuance of warrants or other rights to purchase Shares or other securities of the Company or other similar corporate transaction or event affects the Shares such that an adjustment is determined by the Committee to be appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan, then the Committee shall, in such manner as it may deem equitable, adjust any or all of (i) the number and type of Shares (or other securities or other property) which thereafter may be made the subject of Awards, (ii) the number and type of Shares (or other securities or other property) subject to outstanding Awards and (iii) the purchase or exercise price with respect to any Award; provided, however, that the number of Shares covered by any Award or to which such Award relates shall always be a whole number.

Section 5. Eligibility.

Any Eligible Person shall be eligible to be designated a Participant. In determining which Eligible Persons shall receive an Award and the terms of any Award, the Committee may take into account the nature of the services rendered by the respective Eligible Persons, their present and potential contributions to the success of the Company or such other factors as the Committee, in its discretion, shall deem relevant.

Section 6. Awards.

(a) Options. The Committee is hereby authorized to grant Options to Participants with the following terms and conditions and with such additional terms and conditions not inconsistent with the provisions of the Plan as the Committee shall determine:

(i) Exercise Price. The purchase price per Share purchasable under an Option shall be determined by the Committee; provided, however, that such purchase price shall not be less than 100% of the Fair Market Value of a Share on the date of grant of such Option.

(ii) Option Term. The term of each Option shall be fixed by the Committee.

(iii) Time and Method of Exercise. The Committee shall determine the time or times at which an Option may be exercised in whole or in part and the method or methods by which, and the form or forms (including, without limitation, cash, Shares, promissory notes, other securities, other Awards or other property, or any combination thereof, having a Fair Market Value on the exercise date equal to the relevant exercise price) in which, payment of the exercise price with respect thereto may be made or deemed to have been made.

(b) Restoration Options. The Committee may grant Restoration Options, separately or together with an Option, pursuant to which, subject to the terms and conditions established by the Committee and any applicable law, the Participant would be granted a new Option when the payment of the exercise price of the non-qualified stock option to which such Restoration Option relates is made by the delivery or withholding of Shares pursuant to the relevant provisions of the plan or agreement relating to such non-qualified stock option. The new Option shall give the holder the right to purchase the number of Shares not exceeding the sum of (A) the number of Shares so provided as consideration upon the exercise of the previously granted non-qualified stock option to which such Restoration Option relates and (B)

the number of Shares, if any, tendered or withheld as payment of the amount to be withheld under applicable tax laws in connection with the exercise of the non-qualified stock option to which such Restoration Option relates pursuant to the relevant provisions of the plan or agreement relating to such non-qualified stock option. Restoration Options may be granted with respect to Options previously granted under the Plan or any other stock option plan of the Company, and may be granted in connection with any Option granted under the Plan or any other stock option plan of the Company at the time of such grant; provided, however, that Restoration Options may only be granted to Eligible Persons.

(c) Stock Appreciation Rights. The Committee is hereby authorized to grant Stock Appreciation Rights to Participants subject to the terms of the Plan and any applicable Award Agreement. A Stock Appreciation Right granted under the Plan shall confer on the holder thereof a right to receive upon exercise thereof the excess of (i) the Fair Market Value of one Share on the date of exercise (or, if the Committee shall so determine, at any time during a specified period before or after the date of exercise) over (ii) the grant price of the Stock Appreciation Right as specified by the Committee, which price shall not be less than 100% of the Fair Market Value of one Share on the date of grant of the Stock Appreciation Right. Subject to the terms of the Plan and any applicable Award Agreement, the grant price, term, methods of exercise, dates of exercise, methods of settlement and any other terms and conditions of any Stock Appreciation Right shall be as determined by the Committee. The Committee may impose such conditions or restrictions on the exercise of any Stock Appreciation Right as it may deem appropriate.

(d) Restricted Stock and Restricted Stock Units. The Committee is hereby authorized to grant Awards of Restricted Stock and Restricted Stock Units to Participants with the following terms and conditions and with such additional terms and conditions not inconsistent with the provisions of the Plan as the Committee shall determine:

(i) Restrictions. Shares of Restricted Stock and Restricted Stock Units shall be subject to such restrictions as the Committee may impose (including, without limitation, any limitation on the right to vote a Share of Restricted Stock or the right to receive any dividend or other right or property with respect thereto), which restrictions may lapse separately or in combination at such time or times, in such installments or otherwise as the Committee may deem appropriate.

(ii) Stock Certificates. Any Restricted Stock granted under the Plan shall be evidenced by issuance of a stock certificate or certificates, which certificate or certificates shall be held by the Company. Such certificate or certificates shall be registered in the name of the Participant and shall bear an appropriate legend referring to the terms, conditions and restrictions applicable to such Restricted Stock. In the case of Restricted Stock Units, no Shares shall be issued at the time such Awards are granted.

(iii) Forfeiture; Delivery of Shares. Except as otherwise determined by the Committee, upon termination of employment (as determined under criteria established by the Committee) during the applicable restriction period, all Shares of Restricted Stock and all Restricted Stock Units at such time subject to restriction shall be forfeited and reacquired by the Company; provided, however, that the Committee may, when it finds that a waiver would be in the best interest of the Company, waive in whole or in part any or all remaining restrictions with respect to Shares of Restricted Stock or Restricted Stock Units. Any Share representing Restricted Stock that is no longer subject to restrictions shall be delivered to the holder thereof promptly after the applicable restrictions lapse or are waived. Upon the lapse or waiver of restrictions and the restricted period relating to Restricted Stock Units evidencing the right to receive Shares, such Shares shall be issued and delivered to the holders of the Restricted Stock Units.

(e) Performance Awards. The Committee is hereby authorized to grant Performance Awards to Participants subject to the terms of the Plan and any applicable Award Agreement. A Performance Award granted under the Plan (i) may be denominated or payable in cash, Shares (including, without limitation, Restricted Stock), other securities, other Awards or other property and (ii) shall confer on the holder thereof the right to receive payments, in whole or in part, upon the achievement of such performance goals during such performance periods as the Committee shall establish. Subject to the terms of the Plan and any applicable Award Agreement, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any Performance Award granted, the amount of any payment or transfer to be made pursuant to any Performance Award and any other terms and conditions of any Performance Award shall be determined by the Committee.

(f) Other Stock-Based Awards. The Committee is hereby authorized to grant to Participants such other Awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, Shares (including, without limitation, securities convertible into Shares), as are deemed by the Committee to be consistent with the purpose of the Plan; provided, however, that such grants must comply with applicable law. Subject to the terms of the Plan and any applicable Award Agreement, the Committee shall determine the terms and conditions of such Awards. Shares or other securities delivered pursuant to a purchase right granted under this Section 6(f) shall be purchased for such consideration, which may be paid by such method or methods and in such form or forms (including without limitation, cash, Shares, promissory notes, other securities, other Awards or other property or any combination thereof), as the Committee shall determine, the value of which consideration, as established by the Committee, shall not be less than 100% of the Fair Market Value of such Shares or other securities as of the date such purchase right is granted.

(g) General.

(i) No Cash Consideration for Awards. Awards shall be granted for no cash consideration or for such minimal cash consideration as may be required by applicable law.

(ii) Awards May Be Granted Separately or Together. Awards may, in the discretion of the Committee, be granted either alone or in addition to, in tandem with or in substitution for any other Award or any award granted under any plan of the Company or any Affiliate other than the Plan. Awards granted in addition to or in tandem with other Awards or in addition to or in tandem with awards granted under any such other plan of the Company or any Affiliate may be granted either at the same time as or at a different time from the grant of such other Awards or awards.

(iii) Forms of Payment under Awards. Subject to the terms of the Plan and of any applicable Award Agreement, payments or transfers to be made by the Company or an Affiliate upon the grant, exercise or payment of an Award may be made in such form or forms as the Committee shall determine (including, without limitation, cash, Shares, promissory notes, other securities, other Awards or other property or any combination thereof), and may be made in a single payment or transfer, in installments or on a deferred basis, in each case in accordance with rules and procedures established by the Committee. Such rules and procedures may include, without limitation, provisions for the payment or crediting of reasonable interest on installment or deferred payments.

(iv) Limits on Transfer of Awards. Unless otherwise determined by the Committee: (a) no Award and no right under any such Award shall be transferable by a Participant otherwise than by will or by the laws of descent and distribution; provided, however, that, if so determined by the Committee, a Participant may, in the manner established by the Committee, designate a beneficiary or beneficiaries to exercise the rights of the Participant and receive any property distributable with respect to any Award upon the death of the Participant; (b) each Award or right under any Award shall be exercisable during the Participant’s lifetime only by the Participant or, if permissible under applicable law, by the Participant’s guardian or legal representative; and (c) no Award or right under any such Award may be pledged, alienated, attached or otherwise encumbered, and any purported pledge, alienation, attachment or encumbrance thereof shall be void and unenforceable against the Company or any Affiliate.

(v) Term of Awards. The term of each Award shall be for such period as may be determined by the Committee.

(vi) Restrictions; Securities Exchange Listing. All certificates for Shares or other securities delivered under the Plan pursuant to any Award or the exercise thereof shall be subject to such stop transfer orders and other restrictions as the Committee may deem advisable under the Plan or the rules, regulations and other requirements of the Securities and Exchange Commission and any applicable federal or state securities laws, and the Committee may cause a legend or legends to be placed on any such certificates to make appropriate reference to such restrictions. If the Shares or other securities are traded on a securities exchange, the Company shall not be required to deliver any Shares or other securities covered by an Award unless and until such Shares or other securities have been admitted for trading on such securities exchange.

Section 7. Amendment and Termination; Adjustments.

Except to the extent prohibited by applicable law and unless otherwise expressly provided in an Award Agreement or in the Plan:

(a) Amendments to the Plan. The Board of Directors of the Company may amend, alter, suspend, discontinue or terminate the Plan.

(b) Amendments to Awards. The Committee may waive any conditions of or rights of the Company under any outstanding Award, prospectively or retroactively. The Committee may not amend, alter, suspend, discontinue or terminate any outstanding Award, prospectively or retroactively, without the consent of the Participant or holder or beneficiary thereof, except as otherwise herein provided.

(c) Correction of Defects, Omissions and Inconsistencies. The Committee may correct any defect, supply any omission or reconcile any inconsistency in the Plan or any Award in the manner and to the extent it shall deem desirable to carry the Plan into effect.

Section 8. Income Tax Withholding.

In order to comply with all applicable federal or state income tax laws or regulations, the Company may take such action as it deems appropriate to ensure that all applicable federal or state payroll, withholding, income or other taxes, which are the sole and absolute responsibility of a Participant, are withheld or collected from such Participant. In order to assist a Participant in paying all or a portion of the federal and state taxes to be withheld or collected upon exercise or receipt of (or the lapse of restrictions relating to) an Award, the Committee, in its discretion and subject to such additional terms and conditions as it may adopt, may permit the Participant to satisfy such tax obligation by (i) electing to have the Company withhold a portion of the Shares otherwise to be delivered upon exercise or receipt of (or the lapse of restrictions relating to) such Award with a Fair Market Value equal to the amount of such taxes or (ii) delivering to the Company Shares other than Shares issuable upon exercise or receipt of (or the lapse of restrictions relating to) such Award with a Fair Market Value equal to the amount of such taxes. The election, if any, must be made on or before the date that the amount of tax to be withheld is determined.

Section 9. General Provisions.

(a) No Rights to Awards. No Eligible Person, Participant or other Person shall have any claim to be granted any Award under the Plan, and there is no obligation for uniformity of treatment of Eligible Persons, Participants or holders or beneficiaries of Awards under the Plan. The terms and conditions of Awards need not be the same with respect to any Participant or with respect to different Participants.

(b) Award Agreements. No Participant will have rights under an Award granted to such Participant unless and until an Award Agreement shall have been duly executed on behalf of the Company.

(c) No Limit on Other Compensation Arrangements. Nothing contained in the Plan shall prevent the Company or any Affiliate from adopting or continuing in effect other or additional compensation arrangements, and such arrangements may be either generally applicable or applicable only in specific cases.

(d) No Right to Employment. The grant of an Award shall not be construed as giving a Participant the right to be retained in the employ of the Company or any Affiliate, nor will it affect in any way the right of the Company or an Affiliate to terminate such employment at any time, with or without cause. In addition, the Company or an Affiliate may at any time dismiss a Participant from employment free from any liability or any claim under the Plan, unless otherwise expressly provided in the Plan or in any Award Agreement.

(e) Governing Law. The validity, construction and effect of the Plan or any Award, and any rules and regulations relating to the Plan or any Award, shall be determined in accordance with the laws of the State of Minnesota.

(f) Severability. If any provision of the Plan or any Award is or becomes or is deemed to be invalid, illegal or unenforceable in any jurisdiction or would disqualify the Plan or any Award under any law deemed applicable by the Committee, such provision shall be construed or deemed amended to conform to applicable laws, or if it cannot be so construed or deemed amended without, in the determination of the Committee, materially altering the purpose or intent of the Plan or the Award, such provision shall be stricken as to such jurisdiction or Award, and the remainder of the Plan or any such Award shall remain in full force and effect.

(g) No Trust or Fund Created. Neither the Plan nor any Award shall create or be construed to create a trust or separate fund of any kind or a fiduciary relationship between the Company or any Affiliate and a Participant or any other Person. To the extent that any Person acquires a right to receive payments from the Company or any Affiliate pursuant to an Award, such right shall be no greater than the right of any unsecured general creditor of the Company or any Affiliate.

(h) No Fractional Shares. No fractional Shares shall be issued or delivered pursuant to the Plan or any Award, and the Committee shall determine whether cash shall be paid in lieu of any fractional Shares or whether such fractional Shares or any rights thereto shall be canceled, terminated or otherwise eliminated.

(i) Headings. Headings are given to the Sections and subsections of the Plan solely as a convenience to facilitate reference. Such headings shall not be deemed in any way material or relevant to the construction or interpretation of the Plan or any provision thereof.

Section 10. Effective Date of the Plan.

The Plan shall be effective as of April 9, 1997.

Section 11. Term of the Plan.

Unless the Plan shall have been discontinued or terminated as provided in Section 7(a), the Plan shall terminate on April 9, 2007. No Award shall be granted after the termination of the Plan. However, unless otherwise expressly provided in the Plan or in an applicable Award Agreement, any Award theretofore granted may extend beyond the termination of the Plan, and the authority of the Committee provided for hereunder with respect to the Plan and any Awards, and the authority of the Board of Directors of the Company to amend the Plan, shall extend beyond the termination of the Plan.

Adopted as of 4/9/97

Amended 8/18/98 (two-for-one stock split)

Amended 3/14/00 (increase in shares available)

Amended 4/10/02 (increase in shares available)

Amended 4/17/2007 (“Fair Market Value” definition)

Exhibit 10.14

SUPERVALU INC.

1993 STOCK PLAN

Section 1. Purpose.

The purpose of the Plan is to promote the interests of the Company and its stockholders by aiding the Company in attracting and retaining key management personnel and non-employee directors of the Company capable of assuring the future success of the Company, to offer such individuals incentives to put forth maximum efforts for the success of the Company’s business and to afford such individuals an opportunity to acquire a proprietary interest in the Company.

Section 2. Definitions.

As used in the Plan, the following terms shall have the meanings set forth below:

(a) “Affiliate” shall mean (i) any entity that, directly or indirectly through one or more intermediaries, is controlled by the Company and (ii) any entity in which the Company has a significant equity interest, in each case as determined by the Committee.

(b) “Award” shall mean any Option, Stock Appreciation Right, Restricted Stock, Restricted Stock Unit, Performance Award, or Other Stock-Based Award granted under the Plan.

(c) “Award Agreement” shall mean any written agreement, contract or other instrument or document evidencing any Award granted under the Plan.

(d) “Code” shall mean the Internal Revenue Code of 1986, as amended from time to time, and any regulations promulgated thereunder.

(e) “Committee” shall mean a committee of the Board of Directors of the Company designated by such Board to administer the Plan, which shall consist of members appointed from time to time by the Board of Directors and shall be comprised of not less than such number of directors as shall be required to permit Awards granted under the Plan to qualify under Rule 16b-3. Each member of the Committee shall be a “Non-Employee Director” within the meaning of Rule 16b-3.

(f) “Company” shall mean SUPERVALU INC., a Delaware corporation, and any successor corporation.

(g) “Eligible Person” shall mean any employee, officer, consultant or independent contractor providing services to the Company or any Affiliate, who the Committee determines to be an Eligible Person, or any director of the Company who is not an employee of the Company or an Affiliate.

(h) “Fair Market Value” shall mean, with respect to any property (including, without limitation, any Shares or other securities), the fair market value of such property determined by such methods or procedures as shall be established from time to time by the Committee. Notwithstanding the foregoing, and unless otherwise determined by the Committee, the Fair Market Value of a Share as of a given date shall be, if the Shares are then listed on the New York Stock Exchange, the closing price of one Share as reported on the New York Stock Exchange on such date or, if the New York Stock Exchange is not open for trading on such date, on the next date that the New York Stock Exchange is open for trading.

(i) “Incentive Stock Option” shall mean an option granted under Section 6(a) of the Plan that is intended to meet the requirements of Section 422 of the Code or any successor provision.

(j) “Non-Qualified Stock Option” shall mean an option granted under Section 6(a) of the Plan that is not intended to be an Incentive Stock Option.

(k) “Option” shall mean an Incentive Stock Option or a Non-Qualified Stock Option, and shall include Restoration Options.

(l) “Other Stock-Based Award” shall mean any right granted under Section 6(e) of the Plan.

(m) “Participant” shall mean an Eligible Person designated to be granted an Award under the Plan.

(n) “Performance Award” shall mean any right granted under Section 6(d) of the Plan.

(o) “Person” shall mean any individual, corporation, partnership, association or trust.

(p) “Plan” shall mean this 1993 Stock Plan, as amended from time to time.

(q) “Restoration Option” shall mean any Option granted under Section 6(a)(iv) of the Plan.

(r) “Restricted Stock” shall mean any Share granted under Section 6(c) of the Plan.

(s) “Restricted Stock Unit” shall mean any unit granted under Section 6(c) of the Plan evidencing the right to receive a Share (or a cash payment equal to the Fair Market Value of a Share) at some future date.

(t) “Rule 16b-3” shall mean Rule 16b-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or any successor rule or regulation.

(u) “Shares” shall mean shares of Common Stock, $1.00 par value, of the Company or such other securities or property as may become subject to Awards pursuant to an adjustment made under Section 4(c) of the Plan.

(v) “Stock Appreciation Right” shall mean any right granted under Section 6(b) of the Plan.

Section 3. Administration.

(a) Power and Authority of the Committee. The Plan shall be administered by the Committee. Subject to the express provisions of the Plan and to applicable law, the Committee shall have full power and authority to: (i) designate Participants; (ii) determine the type or types of Awards to be granted to each Participant under the Plan; (iii) determine the number of Shares to be covered by (or with respect to which payments, rights or other matters are to be calculated in connection with) each Award; (iv) determine the terms and conditions of any Award or Award Agreement; (v) amend the terms and conditions of any Award or Award Agreement and accelerate the exercisability of Options or the lapse of restrictions relating to Restricted Stock, Restricted Stock Units or other Awards; (vi) determine whether, to what extent and under what circumstances Awards may be exercised in cash, Shares, other securities, other Awards or other property, or canceled, forfeited or suspended; (vii) determine whether, to what extent and under what circumstances cash, Shares, other securities, other Awards, other property and other amounts payable with respect to an Award under the Plan shall be deferred either automatically or at the election of the holder thereof or the Committee; (viii) interpret and administer the Plan and any instrument or agreement relating to, or Award made under, the Plan; (ix) establish, amend, suspend or waive such rules and regulations and appoint such agents as it shall deem appropriate for the proper administration of the Plan; and (x) make any other determination and take any other action that the Committee deems necessary or desirable for the administration of the Plan.

Unless otherwise expressly provided in the Plan, all designations, determinations, interpretations and other decisions under or with respect to the Plan or any Award shall be within the sole discretion of the Committee, may be made at any time and shall be final, conclusive and binding upon any Participant, any holder or beneficiary of any Award and any employee of the Company or any Affiliate.

(b) Delegation. The Committee may delegate its powers and duties under the Plan to one or more officers of the Company or any Affiliate or a committee of such officers, subject to such terms, conditions and limitations as the Committee may establish in its sole discretion; provided, however, that the Committee shall not delegate its powers and duties under the Plan with regard to officers or directors of the Company or any Affiliate who are subject to Section 16 of the Securities Exchange Act of 1934, as amended.

(c) Power and Authority of the Board of Directors. Notwithstanding anything to the contrary contained herein, the Board of Directors may, at any time and from time to time, without any further action of the Committee, exercise the powers and duties of the Committee under the Plan.

Section 4. Shares Available for Awards.

(a) Shares Available. Subject to adjustment as provided in Section 4(c), the aggregate number of Shares which may be issued under all Awards under the Plan shall be

9,600,000. Shares to be issued under the Plan may be either Shares reacquired and held in the treasury or authorized but unissued Shares. If any Shares covered by an Award or to which an Award relates are not purchased or are forfeited, or if an Award otherwise terminates without delivery of any Shares, then the number of Shares counted against the aggregate number of Shares available under the Plan with respect to such Award, to the extent of any such forfeiture or termination, shall again be available for granting Awards under the Plan.

(b) Accounting for Awards. For purposes of this Section 4, if an Award entitles the holder thereof to receive or purchase Shares, the number of Shares covered by such Award or to which such Award relates shall be counted on the date of grant of such Award against the aggregate number of Shares available for granting Awards under the Plan.

(c) Adjustments. In the event that the Committee shall determine that any dividend or other distribution (whether in the form of cash, Shares, other securities or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of Shares or other securities of the Company, issuance of warrants or other rights to purchase Shares or other securities of the Company or other similar corporate transaction or event affects the Shares such that an adjustment is determined by the Committee to be appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan, then the Committee shall, in such manner as it may deem equitable, adjust any or all of (i) the number and type of Shares (or other securities or other property) which thereafter may be made the subject of Awards, (ii) the number and type of Shares (or other securities or other property) subject to outstanding Awards and (iii) the purchase or exercise price with respect to any Award; provided, however, that the number of Shares covered by any Award or to which such Award relates shall always be a whole number.

(d) Award Limitations Under the Plan. No Eligible Person, who is an employee of the Company at the time of grant, may be granted any Option, Stock Appreciation Right and such Other Stock Based Award (the value of which is based solely on an increase in the value of the Shares after the date of grant) for more than 500,000 Shares (subject to adjustment as provided for in Section 4(c)), taking into account all such awards granted by the Company pursuant to any of its stock option compensation plans, in any calendar year period beginning with the period commencing January 1, 1997. Notwithstanding, the foregoing, the above mentioned annual limitation shall be increased to 1,810,000 Shares (subject to adjustment as provided for in Section 4(c)) for awards made to the Chief Executive Officer of the Company during only the calendar year that commences on January 1, 1998. The foregoing annual limitation specifically includes the grant of any Awards representing “qualified performance-based compensation” within the meaning of Section 162(m) of the Code.

Section 5. Eligibility.

Any Eligible Person, including any Eligible Person who is an officer or director of the Company or any Affiliate, shall be eligible to be designated a Participant. In determining which Eligible Persons shall receive an Award and the terms of any Award, the Committee may take into account the nature of the services rendered by the respective Eligible Persons, their present and potential contributions to the success of the Company or such other factors as the

Committee, in its discretion, shall deem relevant. Notwithstanding the foregoing, an Incentive Stock Option may only be granted to full or part-time employees (which term as used herein includes, without limitation, officers and directors who are also employees) and an Incentive Stock Option shall not be granted to an employee of an Affiliate unless such Affiliate is also a “subsidiary corporation” of the Company within the meaning of Section 424(f) of the Code or any successor provision.

Section 6. Awards.

(a) Options. The Committee is hereby authorized to grant Options to Participants with the following terms and conditions and with such additional terms and conditions not inconsistent with the provisions of the Plan as the Committee shall determine:

(i) Exercise Price. The purchase price per Share purchasable under an Option shall be determined by the Committee; provided, however, that such purchase price shall not be less than 100% of the Fair Market Value of a Share on the date of grant of such Option.

(ii) Option Term. The term of each Option shall be fixed by the Committee.

(iii) Time and Method of Exercise. The Committee shall determine the time or times at which an Option may be exercised in whole or in part and the method or methods by which, and the form or forms (including, without limitation, cash, Shares, promissory notes, other securities, other Awards or other property, or any combination thereof, having a Fair Market Value on the exercise date equal to the relevant exercise price) in which, payment of the exercise price with respect thereto may be made or deemed to have been made.

(iv) Restoration Options. The Committee may grant Restoration Options, separately or together with another Option, pursuant to which, subject to the terms and conditions established by the Committee and any applicable requirements of Rule 16b-3 or any other applicable law, the Participant would be granted a new Option when the payment of the exercise price of the option to which such Restoration Option relates is made by the delivery or withholding of Shares pursuant to the relevant provisions of the plan or agreement relating to such option, which new Option would be an Option to purchase the number of Shares not exceeding the sum of (A) the number of Shares so provided as consideration upon the exercise of the previously granted option to which such Restoration Option relates, (B) the number of Shares, if any, tendered or withheld as payment of the amount to be withheld under applicable tax laws in connection with the exercise of the option to which such Restoration Option relates, and (C) the number of previously owned Shares, if any, tendered as payment for additional tax obligations of the Participant in connection with the exercise of the option to which such Restoration Option relates pursuant to the relevant provisions of the plan or agreement relating to such option. Restoration Options may be granted with respect to options previously granted under the Plan or any other stock option plan of the Company, and may be granted in connection with any option granted under the Plan or any other stock option plan of the Company at the time of such grant.

(b) Stock Appreciation Rights. The Committee is hereby authorized to grant Stock Appreciation Rights to Participants subject to the terms of the Plan and any applicable Award Agreement. A Stock Appreciation Right granted under the Plan shall confer on the holder thereof a right to receive upon exercise thereof the excess of (i) the Fair Market Value of one Share on the date of exercise (or, if the Committee shall so determine, at any time during a specified period before or after the date of exercise) over (ii) the grant price of the Stock Appreciation Right as specified by the Committee, which price shall not be less than 100% of the Fair Market Value of one Share on the date of grant of the Stock Appreciation Right. Subject to the terms of the Plan and any applicable Award Agreement, the grant price, term, methods of exercise, dates of exercise, methods of settlement and any other terms and conditions of any Stock Appreciation Right shall be as determined by the Committee. The Committee may impose such conditions or restrictions on the exercise of any Stock Appreciation Right as it may deem appropriate.

(c) Restricted Stock and Restricted Stock Units. The Committee is hereby authorized to grant Awards of Restricted Stock and Restricted Stock Units to Participants with the following terms and conditions and with such additional terms and conditions not inconsistent with the provisions of the Plan as the Committee shall determine:

(i) Restrictions. Shares of Restricted Stock and Restricted Stock Units shall be subject to such restrictions as the Committee may impose (including, without limitation, any limitation on the right to vote a Share of Restricted Stock or the right to receive any dividend or other right or property with respect thereto), which restrictions may lapse separately or in combination at such time or times, in such installments or otherwise as the Committee may deem appropriate.

(ii) Stock Certificates. Any Restricted Stock granted under the Plan shall be evidenced by issuance of a stock certificate or certificates, which certificate or certificates shall be held by the Company. Such certificate or certificates shall be registered in the name of the Participant and shall bear an appropriate legend referring to the terms, conditions and restrictions applicable to such Restricted Stock. In the case of Restricted Stock Units, no Shares shall be issued at the time such Awards are granted.

(iii) Forfeiture; Delivery of Shares. Except as otherwise determined by the Committee, upon termination of employment (as determined under criteria established by the Committee) during the applicable restriction period, all Shares of Restricted Stock and all Restricted Stock Units at such time subject to restriction shall be forfeited and reacquired by the Company; provided, however, that the Committee may, when it finds that a waiver would be in the best interest of the Company, waive in whole or in part any or all remaining restrictions with respect to Shares of Restricted Stock or Restricted Stock Units. Any Share representing Restricted Stock that is no longer subject to restrictions shall be delivered to the holder thereof promptly after the applicable restrictions lapse or are waived.

Upon the lapse or waiver of restrictions and the restricted period relating to Restricted Stock Units evidencing the right to receive Shares, such Shares shall be issued and delivered to the holders of the Restricted Stock Units.

(d) Performance Awards. The Committee is hereby authorized to grant Performance Awards to Participants subject to the terms of the Plan and any applicable Award Agreement. A Performance Award granted under the Plan (i) may be denominated or payable in cash, Shares (including, without limitation, Restricted Stock), other securities, other Awards or other property and (ii) shall confer on the holder thereof the right to receive payments, in whole or in part, upon the achievement of such performance goals during such performance periods as the Committee shall establish. Subject to the terms of the Plan and any applicable Award Agreement, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any Performance Award granted, the amount of any payment or transfer to be made pursuant to any Performance Award and any other terms and conditions of any Performance Award shall be determined by the Committee.

(e) Other Stock-Based Awards. The Committee is hereby authorized to grant to Participants such other Awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, Shares (including, without limitation, securities convertible into Shares), as are deemed by the Committee to be consistent with the purpose of the Plan; provided, however, that such grants must comply with Rule 16b-3 and applicable law.

Subject to the terms of the Plan and any applicable Award Agreement, the Committee shall determine the terms and conditions of such Awards. Shares or other securities delivered pursuant to a purchase right granted under this Section 6(e) shall be purchased for such consideration, which may be paid by such method or methods and in such form or forms (including without limitation, cash, Shares, promissory notes, other securities, other Awards or other property or any combination thereof), as the Committee shall determine, the value of which consideration, as established by the Committee, shall not be less than 100% of the Fair Market Value of such Shares or other securities as of the date such purchase right is granted.

(f) General.

(i) No Cash Consideration for Awards. Awards shall be granted for no cash consideration or for such minimal cash consideration as may be required by applicable law.

(ii) Awards May Be Granted Separately or Together. Awards may, in the discretion of the Committee, be granted either alone or in addition to, in tandem with or in substitution for any other Award or any award granted under any plan of the Company or any Affiliate other than the Plan. Awards granted in addition to or in tandem with other Awards or in addition to or in tandem with awards granted under any such other plan of the Company or any Affiliate may be granted either at the same time as or at a different time from the grant of such other Awards or awards.

(iii) Forms of Payment under Awards. Subject to the terms of the Plan and of any applicable Award Agreement, payments or transfers to be made by the Company or an Affiliate upon the grant, exercise or payment of an Award may be made in such form or forms as the Committee shall determine (including, without limitation, cash, Shares, promissory notes, other securities, other Awards or other property or any combination thereof), and may be made in a single payment or transfer, in installments or on a deferred basis, in each case in accordance with rules and procedures established by the Committee. Such rules and procedures may include, without limitation, provisions for the payment or crediting of reasonable interest on installment or deferred payments.

(iv) Term of Awards. The term of each Award shall be for such period as may be determined by the Committee.

(v) Restrictions; Securities Exchange Listing. All certificates for Shares or other securities delivered under the Plan pursuant to any Award or the exercise thereof shall be subject to such stop transfer orders and other restrictions as the Committee may deem advisable under the Plan or the rules, regulations and other requirements of the Securities and Exchange Commission and any applicable federal or state securities laws, and the Committee may cause a legend or legends to be placed on any such certificates to make appropriate reference to such restrictions. If the Shares or other securities are traded on a securities exchange, the Company shall not be required to deliver any Shares or other securities covered by an Award unless and until such Shares or other securities have been admitted for trading on such securities exchange.

Section 7. Amendment and Termination; Adjustments.

Except to the extent prohibited by applicable law and unless otherwise expressly provided in an Award Agreement or in the Plan:

(a) Amendments to the Plan. The Board of Directors of the Company may amend, alter, suspend, discontinue or terminate the Plan; provided, however, that, notwithstanding any other provision of the Plan or any Award Agreement, without the approval of the stockholders of the Company, no such amendment, alteration, suspension, discontinuation or termination shall be made that, absent such approval:

(i) would cause Rule 16b-3 to become unavailable with respect to the Plan;

(ii) would violate the rules or regulations of the New York Stock Exchange, any other securities exchange or the National Association of Securities Dealers, Inc. that are applicable to the Company; or

(iii) would cause the Company to be unable, under the Code, to grant Incentive Stock Options under the Plan.

(b) Amendments to Awards. The Committee may waive any conditions of or rights of the Company under any outstanding Award, prospectively or retroactively. The Committee may not amend, alter, suspend, discontinue or terminate any outstanding Award, prospectively or retroactively, without the consent of the Participant or holder or beneficiary thereof, except as otherwise herein provided.

(c) Correction of Defects, Omissions and Inconsistencies. The Committee may correct any defect, supply any omission or reconcile any inconsistency in the Plan or any Award in the manner and to the extent it shall deem desirable to carry the Plan into effect.

Section 8. Income Tax Withholding and Payment.

In order to comply with all applicable federal or state income tax laws or regulations, the Company may take such action as it deems appropriate to ensure that all applicable federal or state payroll, withholding, income or other taxes, which are the sole and absolute responsibility of a Participant, are withheld or collected from such Participant. In order to assist a Participant in paying all or a portion of the federal and state taxes to be withheld or collected upon exercise or receipt of (or the lapse of restrictions relating to) an Award, the Committee, in its discretion and subject to such additional terms and conditions as it may adopt, may permit the Participant to satisfy such tax obligation by (i) electing to have the Company withhold a portion of the Shares otherwise to be delivered upon exercise or receipt of (or the lapse of restrictions relating to) such Award with a Fair Market Value equal to the amount of such taxes or (ii) delivering to the Company Shares other than Shares issuable upon exercise or receipt of (or the lapse of restrictions relating to) such Award with a Fair Market Value equal to the amount of such taxes. In addition to the amounts required to be withheld to pay applicable taxes, subject to such terms and conditions as the Committee shall determine in its sole and absolute discretion, the Committee may permit the Participant to elect to deliver to the Company Shares (other than Shares issuable upon exercise or receipt of (or the lapse of restrictions relating to) such Award) with a Fair Market Value equal to the amount of such additional federal and/or state income taxes imposed on the Participant in connection with the exercise of the Award. All elections, if any, must be made on or before the date that the amount of tax to be withheld is determined.

Section 9. General Provisions.

(a) No Rights to Awards. No Eligible Person, Participant or other Person shall have any claim to be granted any Award under the Plan, and there is no obligation for uniformity of treatment of Eligible Persons, Participants or holders or beneficiaries of Awards under the Plan. The terms and conditions of Awards need not be the same with respect to any Participant or with respect to different Participants.

(b) Award Agreement. No Participant will have rights under an Award granted to such Participant unless and until an Award Agreement shall have been duly executed on behalf of the Company.

(c) No Limit on Other Compensation Arrangements. Nothing contained in the Plan shall prevent the Company or any Affiliate from adopting or continuing in effect other or additional compensation arrangements, and such arrangements may be either generally applicable or applicable only in specific cases.

(d) No Right to Employment. The grant of an Award shall not be construed as giving a Participant the right to be retained in the employ of the Company or any Affiliate, nor will it affect in any way the right of the Company or an Affiliate to terminate such employment at any time, with or without cause. In addition, the Company or an Affiliate may at any time dismiss a Participant from employment free from any liability or any claim under the Plan, unless otherwise expressly provided in the Plan or in any Award Agreement.

(e) Governing Law. The validity, construction and effect of the Plan or any Award, and any rules and regulations relating to the Plan or any Award, shall be determined in accordance with the laws of the State of Minnesota.

(f) Severability. If any provision of the Plan or any Award is or becomes or is deemed to be invalid, illegal or unenforceable in any jurisdiction or would disqualify the Plan or any Award under any law deemed applicable by the Committee, such provision shall be construed or deemed amended to conform to applicable laws, or if it cannot be so construed or deemed amended without, in the determination of the Committee, materially altering the purpose or intent of the Plan or the Award, such provision shall be stricken as to such jurisdiction or Award, and the remainder of the Plan or any such Award shall remain in full force and effect.

(g) No Trust or Fund Created. Neither the Plan nor any Award shall create or be construed to create a trust or separate fund of any kind or a fiduciary relationship between the Company or any Affiliate and a Participant or any other Person. To the extent that any Person acquires a right to receive payments from the Company or any Affiliate pursuant to an Award, such right shall be no greater than the right of any unsecured general creditor of the Company or any Affiliate.

(h) No Fractional Shares. No fractional Shares shall be issued or delivered pursuant to the Plan or any Award, and the Committee shall determine whether cash shall be paid in lieu of any fractional Shares or whether such fractional Shares or any rights thereto shall be canceled, terminated or otherwise eliminated.

(i) Headings. Headings are given to the Sections and subsections of the Plan solely as a convenience to facilitate reference. Such headings shall not be deemed in any way material or relevant to the construction or interpretation of the Plan or any provision thereof.

Section 10. Effective Date of the Plan.

The Plan shall be effective as of April 14, 1993, subject to approval by the stockholders of the Company within one year thereafter.

Section 11. Term of the Plan.

Unless the Plan shall have been discontinued or terminated as provided in Section 7(a), the Plan shall terminate on April 13, 2003. No Award shall be granted after the termination of the Plan. However, unless otherwise expressly provided in the Plan or in an applicable Award Agreement, any Award theretofore granted may extend beyond the termination of the Plan, and the authority of the Committee provided for hereunder with respect to the Plan and any Awards, and the authority of the Board of Directors of the Company to amend the Plan, shall extend beyond the termination of the Plan.

Amended 4/17/2007 (“Fair Market Value” definition)

Exhibit 10.18

SUPERVALU/RICHFOOD STOCK INCENTIVE PLAN

(FORMERLY THE RICHFOOD, INC. OMNIBUS STOCK INCENTIVE PLAN

(AS ASSUMED BY SUPERVALU INC.))

AMENDED AND RESTATED

EFFECTIVE APRIL 17, 2007

INTRODUCTION

The Richfood Holdings, Inc. Omnibus Stock Incentive Plan (the “Plan”) was adopted by the Board of Directors of Richfood Holdings, Inc. on March 7, 1991 and was approved by shareholders at the 1991 annual meeting. The Plan authorized the grant of Options, SARs and Stock Awards.

The Plan was amended and restated effective November 4, 1993. The amendments adopted at that time (1) clarified the definition of Common Stock, (2) revised the manner in which the option price and withholding tax obligations may be settled, and (3) clarified that immediately vested and transferable Stock Awards may be granted under the Plan.

The Plan was further amended and restated effective June 13, 1996, subject to the approval of shareholders. The amendments (1) increased the number of shares that may be issued under the Plan, (2) included provisions that will permit the award of “performance based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended, and (3) clarified the provisions regarding the grant of Performance Shares under the Plan.

The Plan was further amended, effective July 29, 1997, subject to the approval of shareholders at the 1997 annual meeting. The Plan was further amended and restated on October 13, 1999 in connection with the Company’s acquisition of Richfood Holdings, Inc. on August 31, 1999. The amendments (1) reflected the Company’s assumption of the Plan and (2) eliminated the cashless exercise option whereby shares were withheld or the shares otherwise issuable were reduced.

The Plan was further amended and restated, effective June 27, 2001, subject to the approval of shareholders at the 2001 annual meeting. The amendments (1) limit the annual grant to any employee of stock options, stock appreciation rights and other awards with a value based solely on an increase in the value of the Company’s Common Stock after the grant date, to a maximum of 500,000 shares, taking into account all of the Company’s stock plans in which the employee participates, for the purpose of qualifying such awards as performance based compensation for purposes of Internal Revenue Code Section 162(m), (2) provide that options may not be granted with an exercise price of less than 100% of the fair market value of the Company’s Common Stock on the date of grant, and (3) allow for restoration options, commonly referred to as “reload options”, to be granted under the Plan. The terms of the Plan stated herein will govern awards granted on and after June 27, 2001.

The Plan was further amended and restated, effective April 17, 2007, to revise and clarify the definition of Fair Market Value.

ARTICLE I

DEFINITIONS

1.01 “Affiliate” means any “subsidiary” or “parent” corporation (within the meaning of Section 424 of the Code) of the Company.

1.02 “Agreement” means a written agreement (including any consent, amendment or supplement thereto) between the Company and a Participant specifying the terms and conditions of an award of Performance Shares, or an Option, SAR or Stock Award granted to such Participant.

1.03 “Board” means the Board of Directors of the Company.

1.04 “Committee” means the Executive Personnel and Compensation Committee of the Board.

1.05 “Common Stock” means the Common Stock, $1.00 par value of the Company.

1.06 “Company” means SUPERVALU INC.

1.07 “Corresponding SAR” means an SAR that is granted in relation to a particular Option and that can be exercised only upon the surrender to the Company, unexercised, of that portion of the Option to which the SAR relates.

1.08 “Fair Market Value” means, with respect to any property (including, without limitation, any Common Stock or other securities), the fair market value of such property determined by such methods or procedures as shall be established from time to time by the Committee. Notwithstanding the foregoing and unless otherwise determined by the Committee, the Fair Market Value of a share of Common Stock as of a given date shall be, if the Common Stock is then listed on the New York Stock Exchange, the closing price of one share of Common Stock as reported on the New York Stock Exchange on such date or, if the New York Stock Exchange is not open for trading on such date, on the next date that the New York Stock Exchange is open for trading.

1.09 “Initial Value” means, with respect to an SAR, the Fair Market Value of one share of Common Stock on the date of grant, as set forth in the Agreement.

1.10 “Option” means a stock option that entitles the holder to purchase from the Company a stated number of shares of Common Stock at the price set forth in the holder’s Agreement.

1.11 “Participant” means an employee of the Company or an Affiliate, including an employee who is a member of the Board, who satisfies the requirements of Article IV and is selected by the Committee to receive an award of Performance Shares, an Option, a SAR or a Stock Award or a combination thereof.

1.12 “Performance Shares” means an award which, in accordance with and subject to an Agreement, will entitle the Participant to receive a Stock Award, a payment of cash or a combination thereof.

1.13 “Plan” means the SUPERVALU/Richfood Stock Incentive Plan (formerly the Richfood, Inc. Omnibus Stock Incentive Plan (as assumed by SUPERVALU INC.)).

1.14 “Restoration Option” shall mean any Option granted under Article VI.

1.15 “Restricted Stock” means shares of Common Stock that are nontransferable or subject to a substantial risk of forfeiture or both and that the Committee may grant to a Participant pursuant to a Stock Award. Shares of Common Stock shall cease to be Restricted Stock when, in accordance with the terms of the applicable Agreement, they become transferable and free of a substantial risk of forfeiture.

1.16 “SAR” means a stock appreciation right that entitles the holder to receive, with respect to each share of Common Stock encompassed by the exercise of such SAR, the amount determined by the Committee and specified in the holder’s Agreement. In the absence of such a determination, the holder shall be entitled to receive, with respect to each share of Common Stock encompassed by the exercise of such SAR, the excess of the Fair Market Value on the date of exercise over the Initial Value. References to “SARs” include both Corresponding SARs and SARs granted independently of Options, unless the context requires otherwise.

1.17 “Stock Award” means Common Stock awarded to a Participant under Article X (including an award of Restricted Stock) or in full or partial settlement of an award of Performance Shares.

ARTICLE II

PURPOSES

The Plan is intended to assist the Company and its Affiliates in recruiting and retaining employees with ability and initiative by enabling employees to participate in its future success and to associate their interests with those of the Company and its Affiliates. The Plan authorizes the award of Performance Shares and the grant of Stock Awards, SARs, Options qualifying under Section 422 of the Code (“incentive stock options”) and Options not so qualifying. No Option that is intended to be an incentive stock option shall be invalid for failure to qualify as an incentive stock option. The proceeds received by the Company from the sale of Common Stock pursuant to the Plan shall be used for general corporate purposes.

ARTICLE III

Except as provided in this Article III, the Plan shall be administered by the Committee. The Committee shall have authority to award Performance Shares and to grant Options, SARs and Stock Awards upon such terms (not inconsistent with the provisions of the Plan) as the Committee may consider appropriate. Such terms may include conditions (in addition to those contained in the Plan) on the exercisability of all or any part of an Option or SAR or on the transferability or forfeitability of Performance Shares or a Stock Award. Notwithstanding any such conditions, the Committee may, in its discretion, accelerate the time at which any Option or

SAR may be exercised, the time at which an award of Performance Shares may be earned or the time at which Restricted Stock may become transferable or nonforfeitable. In addition, the Committee shall have complete authority to interpret all provisions of the Plan; to prescribe the form of Agreements; to adopt, amend and rescind rules and regulations pertaining to the administration of the Plan; and to make all other determinations necessary or advisable for the administration of the Plan. The express grant in the Plan of any specific power to the Committee shall not be construed as limiting any power or authority of the Committee. Any decision made, or action taken, by the Committee or in connection with the administration of the Plan shall be final and conclusive. No member of the Committee shall be liable for any act done in good faith with respect to the Plan or any Agreement, Option, SAR, Stock Award or an award of Performance Shares. All expenses of administering the Plan shall be borne by the Company.

The Committee, in its discretion, may delegate to one or more officers of the Company or its Affiliates all or part of the Committee’s authority and duties with respect to grants and awards to individuals who are not subject to the reporting and other provisions of Section 16 of the Securities Exchange Act of 1934, as in effect from time to time. In the event of such delegation, and as to matters encompassed by the delegation, references in the Plan to the Committee shall be interpreted as a reference to the Committee’s delegate or delegates. The Committee may revoke or amend the terms of a delegation at any time but such action shall not invalidate any prior actions of the Committee’s delegate or delegates that were consistent with the terms of the Plan.

ARTICLE IV

ELIGIBILITY

4.01 General. Any employee of the Company or an Affiliate (including a corporation that becomes an Affiliate after the adoption of the Plan) is eligible to participate in the Plan if the Committee, in its sole discretion, determines that such person has contributed significantly or can be expected to contribute significantly to the profits or growth of the Company or an Affiliate. Directors of the Company or an Affiliate who are employees of the Company or an Affiliate may be selected to participate in the Plan. A person who is a member of the Committee may not be awarded Performance Shares or granted Options, SARs or Stock Awards under the Plan.

4.02 Grants. The Committee will designate individuals to whom Performance Shares are to be awarded and to whom Options, SARs and Stock Awards are to be granted and will specify the number of shares of Common Stock subject to each award or grant. An Option may be granted with or without a related SAR. An SAR may be granted with or without a related Option. Each award of Performance Shares and all Options, SARs and Stock Awards granted under the Plan shall be evidenced by Agreements which shall be subject to applicable provisions of the Plan and to such other provisions as the Committee may adopt. No Participant may be granted incentive stock options or related SARs (under all incentive stock option plans of the Company and its Affiliates) that are first exercisable in any calendar year for stock having an aggregate Fair Market Value (determined as of the date of grant) exceeding $100,000. The preceding annual limitation shall not apply with respect to Options that are not incentive stock options.

ARTICLE V

STOCK SUBJECT TO PLAN

Upon the award of shares of Common Stock pursuant to a Stock Award, the Company may issue authorized Common Stock. Upon the exercise of any Option or SAR, the Company may deliver to the Participant (or the Participant’s broker if the Participant so directs) authorized Common Stock. The maximum aggregate number of shares of Common Stock that may be issued under the Plan with respect to Stock Awards, Options, SARs and Performance Shares granted on or after October 13, 1999, is 2,076,684 shares, subject to adjustment as provided in Article XII. If an Option or SAR is terminated, in whole or in part, for any reason other than its exercise, the number of shares of Common Stock allocated to the Option or SAR or portion thereof may be reallocated to other Options, SARs, Stock Awards and awards of Performance Shares to be granted under the Plan. If an award of Performance Shares is forfeited, in whole or in part, without the issuance of a Stock Award, the number of shares of Common Stock allocated to the award of Performance Shares or a portion thereof may be reallocated to other Options, SARs, Stock Awards and Performance Shares to be granted under the Plan.

ARTICLE VI

AWARDS

In accordance with the provisions of Article IV, the Committee will designate each individual to whom an Option or SAR is to be granted and will specify the number of shares of Common Stock covered by such grants. Notwithstanding the preceding sentence, no Participant, who is an employee of the Company at the time of grant, may be granted any Option, SAR or other Stock Award, the value of which are based solely on an increase in the value of the Shares after the date of grant, for more than 500,000 Shares (subject to adjustment as provided for in Article XII relating to stock splits, etc.), in the aggregate, taking into account all such awards granted by the Company pursuant to any of its stock compensation plans, in any calendar year period beginning with the period commencing January 1, 2001 and ending December 31, 2001. The foregoing annual limitation specifically includes the grant of any awards representing “qualified performance-based compensation” within the meaning of Section 162(m) of the Code. For purposes of this Article VI, an Option and Corresponding SAR shall be treated as a single grant.

The Committee may grant Restoration Options, commonly referred to as “reloads”, separately or together with another Option, pursuant to which, subject to the terms and conditions established by the Committee and any applicable requirements of Rule 16b-3 or any other applicable law, the Participant would be granted a new Option when the payment of the exercise price of the option to which such Restoration Option relates is made by the delivery or withholding of Shares pursuant to the relevant provisions of the plan or agreement relating to such option, which new Option would be an Option to purchase the number of Shares not exceeding the sum of (A) the number of Shares so provided as consideration upon the exercise of the previously granted option to which such Restoration Option relates, (B) the number of Shares, if any, tendered or withheld as payment of the amount to be withheld under applicable tax laws in connection with the exercise of the option to which such Restoration Option relates, and (C) the number of previously owned Shares, if any, tendered as payment for additional tax obligations of the Participant in connection with the exercise of the option to which such

Restoration Option relates pursuant to the relevant provisions of the plan or agreement relating to such option. Restoration Options may be granted with respect to Options previously granted under the Plan or any other stock option plan of the Company, and may be granted in connection with any Option granted under the Plan or any other stock option plan of the Company at the time of such grant.

ARTICLE VII

OPTION EXERCISE PRICE

The purchase price per share of Common Stock purchasable under an Option shall be determined by the Committee; provided, however, that such purchase price shall not be less than one hundred percent (100%) of the Fair Market Value of a share of Common Stock on the date of grant of such Option.

ARTICLE VIII

EXERCISE OF OPTIONS AND SARS

8.01 Maximum Option or SAR Period. The maximum period in which an Option or SAR may be exercised shall be determined by the Committee on the date of grant, except that no Option or SAR shall be exercisable after the expiration of ten years from the date the Option or SAR was granted. The terms of any Option or SAR may provide that it is exercisable for a period less than such maximum period.

8.02 Nontransferability. Any Option or SAR granted under the Plan shall be nontransferable except by will or by the laws of descent and distribution. In the event of any such transfer, the Option and any Corresponding SAR that relates to such Option must be transferred to the same person(s). During the lifetime of the Participant to whom the Option or SAR is granted, the Option or SAR may be exercised only by the Participant. No right or interest of a Participant in any Option or SAR shall be liable for, or subject to, any lien, obligation or liability of such Participant.

8.03 Employee Status. For purposes of determining the applicability of Section 422 of the Code (relating to incentive stock options), or in the event that the terms of any Option or SAR provide that it may be exercised only during employment or within a specified period of time after termination of employment, the Committee may decide to what extent leaves of absence for governmental or military service, illness, temporary disability or other reasons shall not be deemed interruptions of continuous employment.

8.04 Performance Objectives. The Committee may prescribe that an Option or SAR is exercisable only to the extent that certain performance objectives are attained. Such performance objectives may be based on the Company’s, an Affiliate’s or an operating unit’s return on equity, earnings per share, total earnings, earnings growth, total sales, sales growth, return on capital or return on assets or based on Fair Market Value. If the Committee, on the date of the award, prescribes that an Option or SAR shall become exercisable only upon the attainment of performance objectives stated with respect to one or more of the foregoing criteria, the Option or SAR shall become exercisable only to the extent the Committee certifies that such objectives have been achieved.

ARTICLE IX

METHOD OF EXERCISE

9.01 Exercise. Subject to the provisions of Articles VII and VIII, an Option or SAR may be exercised in whole at any time or in part from time to time at such times and in compliance with such requirements as the Committee shall determine; provided, however, that a Corresponding SAR that is related to an incentive stock option may be exercised only to the extent that the related Option is exercisable and when the Fair Market Value exceeds the option price of the related Option. An Option or SAR granted under the Plan may be exercised with respect to any number of whole shares less than the full number of shares for which the Option or SAR could be exercised. A partial exercise of an Option or SAR shall not affect the right to exercise the Option or SAR from time to time in accordance with the Plan and the applicable Agreement with respect to remaining shares subject to the Option or related to the SAR. The exercise of either an Option or Corresponding SAR shall result in the termination of the other to the extent of the number of shares with respect to which the Option or Corresponding SAR is exercised.

9.02 Payment. Unless otherwise provided by the Agreement, payment of the Option price shall be made in cash or a cash equivalent acceptable to the Committee. Payment of all or part of the Option price also may be made by surrendering shares of Common Stock to the Company. If Common Stock is used to pay all or part of the Option price, the sum of the cash and cash equivalent and the Fair Market Value of the shares surrendered must not be less than the Option price of the shares for which the Option is being exercised.

9.03 Installment Payment. If the Agreement so provides, and if the Participant is employed by the Company or an Affiliate on the date the Option is exercised, payment of all or part of the Option price may be made in installments. In that event, the Participant shall pay not less than ten percent (10%) of the Option price of the shares acquired upon the exercise of an Option. If the Agreement so provides, payment of such portion of the Option price may be made in cash, a cash equivalent or by surrendering shares of Common Stock to the Company. If Common Stock is used to pay part of the Option price, the amount deemed to be paid with Common Stock shall be the Fair Market Value of the shares surrendered.

In the event that payment of all or part of the Option price is made in installments, the Company shall lend the Participant an amount equal to not more than ninety percent (90%) of the Option price of the shares acquired by the exercise of the Option. This amount shall be evidenced by the Participant’s promissory note and shall be payable in not more than five equal annual installments, unless the amount of the loan exceeds the maximum loan value for the shares purchased, which value shall be established from time to time by regulations of the Board of Governors of the Federal Reserve System. In that event, the note shall be payable in equal quarterly installments over a period of time not to exceed five years. The Committee, however, may vary such terms and make such other provisions concerning the unpaid balance of such purchase price in the case of hardship, subsequent termination of employment, absence on military or government service or subsequent death of the Participant as in its discretion are necessary or advisable in order to protect the Company, promote the purposes of the Plan and comply with regulations of the Board of Governors of the Federal Reserve System relating to securities credit transactions.

The Participant shall pay interest on the unpaid balance at the minimum rate necessary to avoid imputed interest or original issue discount under the Code. All shares purchased with cash borrowed from the Company shall be pledged to the Company as security for the repayment thereof. In the discretion of the Committee, shares of stock may be released from such pledge proportionately as payments on the note (together with interest) are made, provided the release of such shares complies with the regulations of the Federal Reserve System relating to securities credit transactions then applicable. While shares are so pledged, and so long as there has been no default in the installment payments, such shares shall remain registered in the name of the Participant, and the Participant shall have the right to vote such shares and to receive all dividends thereon.

9.04 Determination of Payment of Cash and/or Common Stock Upon Exercise of SAR. At the Committee’s discretion, the amount payable as a result of the exercise of a SAR may be settled in cash, Common Stock, or a combination of cash and Common Stock. No fractional shares shall be deliverable upon the exercise of a SAR but a cash payment will be made in lieu thereof.

9.05 Shareholder Rights. No Participant shall have any rights as a stockholder with respect to shares subject to an Option or SAR until the date of exercise of such Option or SAR.

ARTICLE X

STOCK AWARDS

10.01 Awards. In accordance with the provisions of Article IV, the Committee will designate each individual to whom a Stock Award is to be made and will specify the number of shares of Common Stock covered by such award; provided, however, that no Participant may receive Stock Awards in any calendar year for more than 37,500 shares of Common Stock. The preceding sentence shall not limit the issuance of Stock Awards in settlement of Performance Share awards.

10.02 Vesting. The Committee, on the date of the award, may, but shall not be required to, prescribe that a Participant’s rights in the Stock Award shall be forfeitable or otherwise restricted for a period of time set forth in the Agreement. By way of example and not of limitation, the restrictions may postpone transferability of the shares until the attainment of performance objectives prescribed by the Committee or may provide that the shares will be forfeited if the Participant separates from the service of the Company and its Affiliates before the expiration of a stated term.

10.03 Performance Objectives. In accordance with Section 10.02, the Committee may prescribe that Stock Awards will become vested or transferable or both based on objectives stated with respect to the Company’s, an Affiliate’s or an operating unit’s return on equity, earnings per share, total earnings, earnings growth, total sales, sales growth, return on capital or return on assets or based on Fair Market Value. If the Committee, on the date of the award, prescribes that a Stock Award shall become nonforfeitable and transferable only upon the attainment of performance objectives stated with respect to one or more of the foregoing criteria, the shares subject to such Stock Award shall become nonforfeitable and transferable only to the extent the Committee certifies that such objectives have been achieved.

10.04 Shareholder Rights. In accordance with the terms of the Agreement, a Participant will have all rights of a shareholder with respect to the Common Stock covered by a Stock Award, including the right to receive dividends and vote the shares; provided, however, that (a) a Participant may not sell, transfer, pledge, exchange, hypothecate or otherwise dispose of Restricted Stock, (b) the Company shall retain custody of the certificates evidencing shares of Restricted Stock, and (c) the Participant shall deliver to the Company a stock power, endorsed in blank, with respect to each award of Restricted Stock. The limitations set forth in the preceding sentence shall not apply after the Restricted Stock is, in accordance with the terms of the applicable Agreement, transferable and no longer forfeitable.

ARTICLE XI

AWARD OF PERFORMANCE SHARES

11.01 Award. In accordance with the provisions of Article IV, the Committee will designate individuals to whom an award of Performance Shares is to be granted and will specify the number of shares of Common Stock covered by such award; provided, however, that no Participant may receive Performance share awards in any calendar year for more than 37,500 shares of Common Stock.

11.02 Earning the Award. The Committee, on the date of the grant of an award, may prescribe that the Performance shares, or a portion thereof, will be earned according to the terms of the applicable Agreement. By way of example and not of limitation, the Agreement may specify that Performance Shares shall be earned only upon the Participant’s completion of a specified period of employment with the Company or an Affiliate or upon the attainment of stated performance objectives or goals. Such performance objectives or goals may be based on the Company’s, an Affiliate’s or an operating unit’s return on equity, earnings per share, total earnings, earnings growth, total sales, sales growth, return on capital, return on assets, or Fair Market Value. If the Committee, on the date of the award, prescribes that Performance Shares shall be earned only upon the attainment of performance objectives stated with respect to one or more of the foregoing criteria, such Performance Shares shall be earned only to the extent the Committee certifies that such objectives have been achieved.

11.03 Settlement. In the Committee’s discretion, the amount payable when an award of Performance Shares is earned may be settled in cash, by the grant of a Stock Award or a combination of cash and a Stock Award. A fractional share shall not be deliverable when a Performance Share is settled, but a cash payment will be made in lieu thereof.

11.04 Shareholder Rights. No Participant shall, as a result of receiving an award of Performance Shares, have any rights as a shareholder until and to the extent that the award of Performance Shares is earned and a Stock Award is made. A Participant may not sell, transfer, pledge, exchange, hypothecate or otherwise dispose of an award of Performance Shares or the right to receive Common Stock thereunder other than by will or the laws of descent and distribution. After and to the extent that an award of Performance Shares is settled with a Stock Award, a Participant will have all the rights of a shareholder as described in Plan section 11.03.

ARTICLE XII

ADJUSTMENT UPON CHANGE IN COMMON STOCK

The maximum number of shares that may be issued pursuant to Options, SARs and Stock Awards under this Plan and the individual limits on the award of Options, SARs, Stock Awards and Performance Shares in a calendar year shall be proportionately adjusted, and the terms of outstanding awards of Performance Shares, Options, SARs and Stock Awards shall be adjusted, as the Committee shall determine to be equitably required in the event that the Company (1) effects one or more stock dividends, stock split-ups, subdivisions or consolidations of shares or (2) engages in a transaction to which Section 424 of the Code applies. Any determination made under this Article XI by the Committee shall be final and conclusive.

The issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, for cash or property, or for labor or services, either upon direct sale or upon the exercise of rights or warrants to subscribe therefor, or upon conversion of shares or obligations of the Company convertible into such shares or other securities, shall not affect, and no adjustment by reason thereof shall be made with respect to, the maximum number of shares that may be issued pursuant to Options, SARs and Stock Awards under this Plan, the individual limits on the award of Options, SARs, Stock Awards and Performance Shares in a calendar year or outstanding awards of Performance Shares, Options, SARs or Stock Awards.

The Committee may award Performance Shares or grant Options, SARs and Stock Awards in substitution for performance shares, stock awards, stock options, stock appreciation rights or similar awards held by an individual who becomes an employee of the Company or an Affiliate in connection with a transaction described in the first paragraph of this Article XII. Notwithstanding any provision of the Plan (other than the limitation of Article V), the terms of such substituted award of Performance Shares, or grant of an Option, SAR or Stock Award, shall be as the Committee, in its discretion, determines is appropriate.

ARTICLE XIII

COMPLIANCE WITH LAW AND APPROVAL OF REGULATORY BODIES

No Option or SAR shall be exercisable, no Common Stock shall be issued, no certificates for shares of Common Stock shall be delivered, and no payment shall be made under this Plan except in compliance with all applicable federal and state laws and regulations (including, without limitation, withholding tax requirements), any listing agreement to which the Company is a party, and the rules of all domestic stock exchanges on which the Company’s shares may be listed. The Company shall have the right to rely on an opinion of its counsel as to such compliance. Any share certificate issued to evidence Common Stock for which a Stock Award is granted or for which an Option or SAR is exercised may bear such legends and statements as the Committee may deem advisable to assure compliance with federal and state laws and regulations. No Option or SAR shall be exercisable, no Stock Award shall be granted, no Common Stock shall be issued, no certificate for shares shall be delivered and no payment shall be made under this Plan until the Company has obtained such consent or approval as the Committee may deem advisable from regulatory bodies having jurisdiction over such matters.

ARTICLE XIV

GENERAL PROVISIONS

14.01 Effect on Employment. Neither the adoption of this Plan, its operation nor any documents describing or referring to this Plan (or any part thereof) shall confer upon any individual any right to continue in the employ or service of the Company or an Affiliate or in any way affect any right and power of the Company or an Affiliate to terminate the employment or service of any individual at any time with or without assigning a reason therefor.

14.02 Unfunded Plan. The Plan, insofar as it provides for awards or grants, shall be unfunded, and the Company shall not be required to segregate any assets that may at any time be represented by awards or grants under this Plan. Any liability of the Company to any person with respect to any award or grant under this Plan shall be based solely upon any contractual obligations that may be created pursuant to this Plan. No such obligation of the Company shall be deemed to be secured by any pledge of, or other encumbrance on, any property of the Company.

14.03 Disposition of Stock. A Participant shall notify the Committee of any sale or other disposition of Common Stock acquired pursuant to an Option that was an incentive stock option if such sale or disposition occurs (a) within two (2) years of the grant of an Option or (b) within one (1) year of the issuance of the Common Stock to the Participant. Such notice shall be in writing and directed to the Secretary of the Company.

14.04 Withholding Taxes. Each Participant shall be responsible for satisfying any income and employment tax withholding obligations attributable to participation in the Plan. Unless otherwise provided by the Agreement, any such withholding tax obligations may be satisfied in cash (including from any cash payable in settlement of an award of Performance Shares or an SAR) or a cash equivalent acceptable to the Committee. Any withholding tax obligations may also be satisfied by surrendering shares of Common Stock to the Company, by withholding or reducing the number of shares of Common Stock otherwise issuable to the Participant upon the exercise of an Option or SAR, the settlement of an award of Performance Shares or the grant or vesting of a Stock Award, or by any other method as may be approved by the Committee. If shares of Common Stock are used to pay all or part of such withholding tax obligation, the Fair Market Value of the shares surrendered, withheld or reduced shall be determined as of the day the Option or SAR is exercised, the Restricted stock vests or the Performance Shares are earned, as applicable.

14.05 Rules of Construction. Headings are given to the articles and sections of this Plan solely as a convenience to facilitate reference. The reference to any statute, regulation or other provision of law shall be construed to refer to any amendment to or successor of such provision of law.

ARTICLE XV

AMENDMENT

The Board may amend or terminate this Plan from time to time; provided, however, that no amendment may become effective until shareholder approval is obtained if (1) the amendment materially increases the aggregate number of shares of Common Stock that may be issued under the Plan, (2) the amendment materially changes the class of individuals eligible to become Participants or (3) the amendment materially increases the benefits that may be provided under the Plan. No amendment shall, without a Participant’s consent, adversely affect any rights of such Participant under any outstanding award of Performance Shares or any Option, SAR or Stock Award outstanding at the time such amendment is made.

ARTICLE XVI

DURATION OF PLAN

No Performance Shares may be awarded and no Option, SAR or Stock Award may be granted under this Plan after March 6, 2006. Awards of Performance Shares and Options, SARs and Stock Awards granted on or before that date shall remain valid in accordance with their terms.

ARTICLE XVII

INCENTIVE AWARDS

17.01 Awards. The Committee shall designate Participants to whom Incentive Awards shall be made. All Incentive Awards shall be determined exclusively by the Committee under procedures established by the committee; provided, however, that in any calendar year, no Participant may receive an Incentive Award exceeding $1 million.

17.02 Earning an Award. The Committee, at the time an Incentive Award is made, shall specify the terms and conditions that govern the award. Such terms and conditions may include, by way of example and not of limitation, requirements that the Participant complete a specified period of employment with the Company or an Affiliate or that the Company, an Affiliate, an operating unit or the Participant attain stated objectives or goals as a prerequisite to payment under an Incentive Award. Such performance objectives or goals may be based on one or more of the Company’s, an Affiliate’s or an operating unit’s gross, operating net earnings before or after taxes, return on equity, return on capital, return on sales, return on assets or net assets, earnings per share, cash flow per share, book value per share, earnings growth, sales growth, volume growth, cash flow (as defined by the Committee), Fair Market Value, share price or total shareholder return, market share, economic value added, market value added, productivity, legal of expenses, qualify, safety, customer satisfaction, total sales, total earnings or peer group comparisons of any of the aforementioned objectives. Such goals may be set for a one-year period or a longer period. If the Committee, on the date of an award, prescribes that the Incentive Award shall be earned only upon the attainment of performance objectives stated with respect to one or more of the foregoing criteria, such Incentive Award shall be earned only to the extent that the Committee certifies that such objectives or objectives have been achieved. The Committee, at the time an Incentive Award is made, shall also specify when amounts shall be payable under the Incentive Award and whether amounts shall be payable in the event of the Participant’s death, disability, retirement or a change of control.

Except with respect to those Participants who are covered employees (as determined under Code Section 162(m)(3)) and notwithstanding any other provision of the Plan, the Committee, in its discretion may adjust the terms, conditions or other requirements applicable to

Incentive Awards and may increase or decrease the amounts otherwise payable under an Incentive Award, to reflect unusual or extraordinary transactions or events. The Committee may make such adjustments with respect to one or more Participants, with respect to all Participants as to Incentive Awards made during a particular year or with respect to all outstanding Incentive Awards.

17.03 Settlement. In the Committee’s discretion, the amount payable when an Incentive Award is earned may be settled in cash, by the issuance of Common Stock or a combination of cash and Common Stock. A fractional share shall not be deliverable when an Incentive Award is settled, but a cash payment shall be made in lieu thereof.

17.04 Shareholder Rights. No Participants shall, as a result of receiving an Incentive Award, have any rights as a shareholder of the Company until and then only to the extent that the Incentive Award is earned and Common Stock is distributed. A Participant may not sell, transfer, pledge, exchange, hypothecate or otherwise dispose of an Incentive Award or the rights to receive Common Stock thereunder other than by will or the laws of descent and distribution. After and to the extent that an Incentive Award is settled in Common Stock, a Participant will have all the rights of a shareholder of the Company.

17.05 Administration. The Committee shall construe and administer the Plan, including this Article XVII relating to Incentive Awards, as if the term “Incentive Award” had been included in all Plan provisions of general application in a manner similar to the term Performance Shares. For example, shares of Common Stock issued pursuant to Incentive Awards shall reduce the aggregate number of shares of Common Stock that may be issued under the Plan in accordance with Article V. As provided in Article III, the Committee’s authority to interpret the Plan in this regard shall be absolute.

Exhibit 10.20

SUPERVALU INC.

1983 EMPLOYEE STOCK OPTION PLAN

Section 1. Purpose. The purpose of this Plan is to promote the interests of SUPERVALU INC., a Delaware corporation (the “Corporation”), and its stockholders by encouraging selected key salaried management employees of the Corporation, and members of the Board of Directors who are not also employees of the Corporation, to invest in shares of the Corporation’s Common Stock with the increased personal interest and effort in the continued success and progress of the business that stock ownership can produce, and by providing additional means of attracting and retaining competent executive personnel and directors.

Section 2. Administration; Granting of Options. The Plan shall be administered by the Board of Directors of the Corporation.

The Board of Directors shall have full authority in its discretion, but subject to the express provisions of the Plan, to:

(a) determine the purchase price of the Common Stock covered by each option;

(b) determine the persons to whom and the time or times at which options shall be granted;

(c) determine the number of shares to be subject to each option;

(d) determine terms and provisions (and amendments thereof) of the respective option agreements (which need not be identical), including such terms and provisions (and amendments) as shall be required in the judgment of the Board to conform to any law or regulation applicable thereto;

(e) determine which options shall be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”);

(f) accelerate the time at which all or any part of an option may be exercised;

(g) modify or amend any outstanding option agreement subject to the consent of optionee;

(h) interpret the Plan and prescribe, amend and rescind rules and regulations relating to it;

(i) make all other determinations deemed necessary or advisable for the administration of the Plan.

All decisions, determinations and selections made by the Board of Directors on the foregoing matters shall be conclusive.

The granting of an option pursuant to the Plan shall be effective only when an option is duly awarded to an employee or director by the Board of Directors.

The Executive Committee of the Corporation, in addition to and not to the exclusion of the Board of Directors of the Corporation, is authorized to exercise all of the powers authorized and conferred by the Plan on the Board of Directors other than the power under Section 12 of this Plan to terminate and amend the Plan.

The Board of Directors may also authorize, at any time, the formation of a Stock Option Committee (the “Committee”), consisting of three or more members appointed from time to time by the Board, which Committee would have authority to exercise the powers conferred on the Board under the Plan, other than the power under Section 12 herein to terminate and amend the Plan. In addition, the Board of Directors may authorize, at any time, the Chief Executive Officer of the Corporation to extend the period of exercise of certain Incentive Stock Options and non-incentive (non-qualified) stock options in accordance with the provisions set forth in the option agreement.

Section 3. Eligibility; Factors to be Considered in Granting Stock Options.

Incentive Stock Options may be granted only to key salaried management employees (which term, as used herein, includes officers) of the Corporation and of its present and future subsidiary corporations. Options which do not qualify as Incentive Stock Options may be granted to key salaried management employees of the Corporation and of its present and future subsidiary corporations and to members of the Board of Directors of the Corporation who are not also employees of the Corporation or one of its subsidiaries (“Non-Employee Directors”), provided, however, that options shall be granted to Non-Employee Directors only pursuant to Section 7 hereof.

In determining the employees to whom options shall be granted and the number of shares to be covered by each such option, the Board of Directors may take into account the nature of the services rendered by the respective employees, their present and potential contributions to the success of the Corporation and such other factors as the Board of Directors, in its discretion, shall deem relevant.

Subject to the provisions of Section 10 herein, an employee who has been granted an option under the Plan or under any prior stock option plan of the Corporation may be granted an additional option or options under the Plan if the Board of Directors shall so determine.

Section 4. Shares Subject to the Plan. Subject to adjustment as provided in Section 11 herein:

(a) the stock to be offered under the Plan shall be shares of the Corporation’s authorized Common Stock, par value $1.00 per share, which may be either shares reacquired and held in the treasury of the Corporation or authorized but unissued shares; and

(b) the aggregate number of shares which may be issued under all options granted pursuant to the Plan shall be 4,500,000 shares.

Shares subject to, but not issued under, any option terminating or expiring for any reason prior to exercise thereof in full shall again be available for other options thereafter granted under the Plan.

Section 5. Term of Plan and of Each Option Agreement; Exercise of Options. The period during which options may be granted under the Plan shall expire February 7, 1999. The term of each option so granted shall expire not more than ten years from the date the option is granted.

The Board of Directors may determine at the time of granting whether each such option is exercisable in full, in part from time to time or in installments, which may be cumulative from year to year during such term to the extent not exercised in a prior year; provided, however, that notwithstanding the foregoing, from and after a Change of Control (as hereinafter defined), all options granted under the Plan, including options granted to Non-Employee Directors pursuant to Section 7 hereof, shall become immediately exercisable to the full extent of the original award. As used herein, “Change of Control” shall mean any of the following events:

(i) the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (A) the then outstanding shares of common stock of the Corporation or (B) the combined voting power of the then outstanding voting securities of the Corporation entitled to vote generally in the election of directors; provided, however, that for purposes of this subsection (i), the following acquisitions shall not constitute a Change of Control; (A) any acquisition directly from the Corporation or (B) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Corporation or any corporation controlled by the Corporation; or

(ii) the consummation of any merger or other business combination of the Corporation, sale or lease of the Corporation’s assets or combination of the foregoing transactions (the “Transactions”) other than a Transaction immediately following which the shareholders of the Corporation and any trustee or fiduciary of any Corporation employee benefit plan immediately prior to the Transaction own at least 60% of the voting power, directly or indirectly, of (A) the surviving corporation in any such merger or other business combination; (B) the purchaser or lessee of the Corporation’s assets; or (C) both the surviving corporation and the purchaser or lessee in the event of any combination of Transactions; or

(iii) within any 24 month period, the persons who were directors immediately before the beginning of such period (the “Incumbent Directors”) shall cease (for any reason other than death) to constitute at least a majority of the Board of Directors of the Corporation or the board of directors of a successor to the Corporation. For this purpose, any director who was not a director at the beginning of such period shall be deemed to be an Incumbent Director if such director was elected to the Board of Directors of the Corporation by, or on the recommendation of or with the approval of, at least three-fourths of the directors who then qualified as Incumbent Directors (so long as such director was not nominated by a person who has expressed an intent to effect a Change of Control or engage in a proxy or other control contest); or

(iv) such other event or transaction as the Board of Directors of the Corporation shall determine constitutes a Change of Control.

Options granted under this Plan need not be identical with respect to the terms of exercise thereof. Subject only to the foregoing limitations, options may be exercised in whole at any time or in part from time to time during the option term by serving written notice of exercise on the Corporation, accompanied by payment of the purchase price.

The Board of Directors or the Committee, as the case may be, may grant “restoration” options, separately or together with another option, pursuant to which, subject to the terms and conditions established by the Board of Directors or the Committee, as the case may be, and any applicable requirements of Rule 16b-3 promulgated under the Exchange Act or any other applicable law, the optionee would be granted a new option when the payment of the exercise price of the option to which such “restoration” option relates is made by the delivery of shares of the Corporation’s Common Stock owned by the optionee, as described in Section 6 hereof, which new option would be an option to purchase the number of shares not exceeding the sum of (a) the number of shares of the Corporation’s Common Stock tendered as payment upon the exercise of the option to which such “restoration” option relates, (b) the number of shares of the Corporation’s Common Stock, if any, tendered as payment of the amount to be withheld under applicable income tax laws in connection with the exercise of the option to which such “restoration” option relates, as described in Section 14 hereof, and (c) the number of shares of the Corporation’s Common Stock, if any, previously owned by the optionee that are tendered as payment for additional tax obligations of the optionee in connection with the exercise of the option to which such “restoration” option relates, as described in Section 14 hereof. “Restoration” options may be granted with respect to options previously granted under this Plan or any prior stock option plan of the Corporation, and may be granted in connection with any option granted under this Plan (other than an option granted to a Non-Employee Director pursuant to Section 7 hereof) at the time of such grant. The purchase price of the Common Stock under each such new option, and the other terms and conditions of such option, shall be determined by the Board of Directors or the Committee, as the case may be, consistent with the provisions of the Plan.

Section 6. Option Prices. Except with respect to options granted to Non-Employee Directors pursuant to Section 7 hereof, the purchase price of the Common Stock under each option shall be determined by the Board of Directors, but shall not be less than 100% of the fair market value of the Common Stock at the time of granting the option as found by the Board.

The purchase price of the shares as to which an option shall be exercised shall be paid in full in cash at the time of exercise as shall be provided in the option agreement, and any optionee, without limitation, shall also be entitled to pay the exercise price by tendering to the Corporation shares of the Corporation’s Common Stock, previously owned by the optionee, having a fair market value on the date of exercise equal to the option price (or the portion thereof not paid in cash).

Section 7. Options to Non-Employee Directors. The Board of Directors or the Committee, as the case may be, shall issue options which do not qualify as Incentive Stock Options to Non-Employee Directors in accordance with this Section 7.

Each Non-Employee Director serving on the Corporation’s Board of Directors immediately following the Annual Meeting of Stockholders of the Corporation on June 30, 1992

shall be granted, as of June 30, 1992, an option to purchase 3,000 shares of Common Stock. Each Non-Employee Director first elected or appointed to the Corporation’s Board of Directors after June 30, 1992 and during the term of the Plan shall be granted, as of the date of such Director’s first election or appointment to the Board of Directors, an option to purchase 3,000 shares of Common Stock. After the initial grant to each Non-Employee Director as set forth above in this Section 7, each such Director shall be granted during the term of the Plan, as of the date of the Corporation’s Annual Meeting of Stockholders in each even-numbered year, if such Director’s term of office continues after such Annual Meeting, an option to purchase 3,000 shares of Common Stock.

Each option granted to a Non-Employee Director pursuant to this Section 7 shall have an exercise price equal to the fair market value of the shares of Common Stock as of the date of grant and shall expire on the tenth anniversary of the date of grant. “Restoration” options may not be granted to any Non-Employee Director. This Section 7 shall not be amended more than once every six months other than to comport with changes in the Code, the Employee Retirement Income Security Act or the rules and regulations thereunder.

Section 8. Additional Terms. Options granted under the Plan shall not be affected by any change of duties or position so long as the optionee continues to be an employee of the Corporation or of a subsidiary (or continues to be a Director of the Corporation in the case of any Non-Employee Director). Each option agreement may contain such provisions as the Board of Directors shall approve with reference to the effect of approved leaves of absence, provided that with respect to Incentive Stock Options such provisions conform to the requirements of the Code.

Nothing in the Plan or in any option granted pursuant thereto shall confer on any person any right to continue in the employ of the Corporation or of any of its subsidiaries (or to continue as a Director of the Corporation in the case of any Non-Employee Director) or affect, in any way, the right of the Corporation or any of its subsidiaries to terminate his employment (or to terminate his directorship in the case of any Non-Employee Director) at any time.

No optionee, who is an employee of the Corporation at the time of grant, may be granted any option or options for more than 250,000 Shares (subject to adjustment as provided for in Section 11), taking into account all such awards granted by the Corporation pursuant to any of its stock compensation plans, in any calendar year period beginning with the period commencing January 1, 1997.

The foregoing annual limitation specifically includes the grant of any options representing “qualified performance-based compensation” within the meaning of Section 162(m) of the Code.

Section 9. Death; Other Termination of Employment or Directorship. Each option agreement shall include provisions governing the disposition of an option in the event of the retirement, disability, death or other termination of the employment or directorship of an optionee with the Corporation or an Affiliate.

Section 10. Incentive Stock Options. Except with respect to options granted to Non-Employee Directors pursuant to Section 7 hereof, the Board of Directors is hereby authorized to determine, upon the granting of each option, whether such option shall be an Incentive Stock Option under Section 422 of the Code or shall be an option which is not an Incentive Stock Option under Section 422. For Incentive Stock Options granted before January 1, 1987, the aggregate fair market value of the stock (determined as of the time the Incentive Stock Option is granted) covered under all Incentives Stock Options granted (under this Plan and all other incentive stock option plans of the Corporation or any subsidiary), in any calendar year, shall not exceed $100,000 plus any unused limit carry-over (as provided under former Section 422(c)(4) of the Code effective for options granted before January 1, 1987). For Incentive Stock Options granted after December 31, 1986, the aggregate fair market value (determined at the time the Incentive Stock Option is granted) of the stock with respect to which all Incentive Stock Options are exercisable for the first time by an employee during any calendar year (under all plans described in subsection (b) of Section 422 of the Code of his employer corporation and its parent and subsidiary corporations) shall not exceed $100,000.

Section 11. Adjustments Upon Changes in Capitalization. Notwithstanding any other provision of the Plan, the Board of Directors may adjust the number and class of shares subject to each outstanding option and the option prices in the event of changes in the outstanding Common Stock of the Corporation by reason of stock dividends, split-ups, recapitalizations, mergers, consolidations, combinations or exchanges of shares and the like. In the event of any such change in the outstanding Common Stock of the Corporation, the aggregate number and class of shares available under the Plan shall be appropriately adjusted by the Board of Directors, whose determination shall be conclusive.

Section 12. Termination and Amendment. The Plan may be terminated, modified or amended by the stockholders of the Corporation.

Subject to Section 7 hereof, the Board of Directors of the Corporation may also terminate the Plan or make such modifications or amendments thereof as it shall deem advisable, or to conform to any change in any law or regulation applicable thereto; provided, however, that the Board of Directors may not, without further approval by the holders of a majority of the outstanding stock of the Corporation having general voting power, make any modification or amendment which operates:

(a) to make any material change in the class of employees eligible to receive Incentive Stock Options as defined in Section 3 above; and

(b) to increase the total number of shares for which options may be granted under the Plan, except as resulting from the operation of Section 11 above.

No termination, modification or amendment of the Plan may, without the consent of the employee to whom any option shall theretofore have been granted, adversely affect the rights of such employee under such option.

Section 13. Effective Date of Plan. The Plan shall become effective February 23, 1983, subject to approval by the shareholders of the Corporation within 12 months thereafter.

Section 14. Tax Withholding and Payment. Subject to such rules as the Board of Directors or the Committee may adopt not inconsistent with the provisions of the Plan:

(a) At any time when an optionee is required to pay the Corporation an amount required to be withheld under applicable income tax laws in connection with the exercise of an option which does not qualify as an Incentive Stock Option under Section 422 of the Code, the optionee may elect to deliver to the Corporation or have the Corporation retain from the distribution, shares of Common Stock to satisfy this obligation in whole or in part (an “Election”). In addition to amounts required to be withheld to pay applicable taxes, subject to such terms and conditions as the Committee shall determine in its sole and absolute discretion, the Committee may permit an optionee to elect to deliver to the Corporation shares of Common Stock (other than shares of Common Stock issuable upon exercise of the option) with a fair market value equal to the amount of such additional federal and/or state income taxes imposed on the optionee in connection with the exercise of the option. The shares to be withheld or delivered shall be valued at 100% of the fair market value of the shares on the date that the amount of tax required to be paid shall be determined (the “Tax Date”). For purposes of this Section 14(a), “fair market value” shall mean, with respect to any property (including, without limitation, any Common Stock or other securities), the fair market value of such property determined by such methods or procedures as shall be established from time to time by the Board of Directors or a committee having the requisite authority under the Plan. Notwithstanding the foregoing and unless otherwise determined by the Board of Directors or a committee having the requisite authority under the Plan, the fair market value of a share of Common Stock as of a given date shall be, if the Common Stock is then listed on the New York Stock Exchange, the closing price of one share of Common Stock as reported on the New York Stock Exchange on such date or, if the New York Stock Exchange is not open for trading on such date, on the next date that the New York Stock Exchange is open for trading.

(b) Each Election must be made prior to the Tax Date. The Board or the Committee may disapprove of any Election, may suspend or terminate the right to make Elections, may limit the amount of any Election, may provide at the time of grant with respect to any option that the right to make Elections shall not apply to such option and may make rules concerning the required information to be included in any Election. An Election is irrevocable.

(c) The Election may be made in an amount equal to the amount of tax required by law to be withheld with respect to the option exercise. Any fractional share withholding amount must be paid in cash.

(d) If an optionee makes an Election and the optionee’s Tax Date is deferred for six months from the date of exercise of the option, the optionee will initially receive the full amount of the shares, but will be unconditionally obligated to surrender to the Corporation on the Tax Date the proper number of shares to satisfy the withholding obligation, plus cash for any remainder of the withholding obligation including any fractional shares withholding amount.

(e) Optionees who are “officers” or “directors” of the Corporation, as those terms are used in Section 16(b) of the Exchange Act, may only make an Election in compliance with the rules established by the Board or the Committee to comply with Section 16(b).

Amended April 17, 2007 (Section 14(a) “fair market value” definition)

Exhibit 10.25

SUPERVALU INC.

LONG-TERM INCENTIVE PLAN, as amended

Section 1. Establishment.

On February 13, 2002, the Board of Directors of SUPERVALU INC. (the “Company”), upon recommendation by the Executive Personnel and Compensation Committee (the “Committee”), approved an incentive plan for executives as described herein, which plan shall be known as the “SUPERVALU INC. Long-Term Incentive Plan” (the “Plan”). The Plan shall be submitted for approval by the stockholders of the Company at the 2002 Annual Meeting of Stockholders. The Plan shall be effective as of February 13, 2002, subject to its approval by the stockholders of the Company, and no shares shall be issued pursuant to the Plan until after the Plan has been approved by the stockholders of the Company.

Section 2. Purpose.

The purpose of the Plan is to advance the interests of the Company and its stockholders by attracting and retaining key employees, and by stimulating the efforts of such employees to contribute to the continued success and progress of the business. The Plan is further intended to provide such employees with an opportunity to increase their ownership of the Company’s common stock with the increased personal interest in the long-term success of the business that such stock ownership can produce.

Section 3. Administration.

3.1 Composition of the Committee. The Plan shall be administered by the Committee, which shall consist of members appointed from time to time by the Board of Directors and shall be comprised of not less than such number of directors as shall be required to permit Awards granted under the Plan to qualify under Rule 16b-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any successor rule or regulation (“Rule 16b-3”). All members of the Committee shall be members of the Board of Directors of the Company who are “Non-Employee Directors” within the meaning of Rule 16b-3. To the extent required by Section 162(m) of the Internal Revenue Code of 1986, as amended (such statute, as it may be amended from time to time and all proposed, temporary or final Treasury Regulations promulgated thereunder shall be referred to as the “Code”), the Committee administering the Plan shall be composed solely of “outside directors” within the meaning of Section 162(m) of the Code.

3.2 Power and Authority of the Committee. The Committee shall have full power and authority, subject to all the applicable provisions of the Plan and applicable law, to (a) establish, amend, suspend or waive such rules and regulations and appoint such agents as it deems necessary or advisable for the proper administration of the Plan, (b) construe, interpret and administer the Plan and any instrument or agreement relating to, or Award (as defined below in Section 4.2) made under, the Plan, and (c) make all other determinations and take all other actions necessary or advisable for the administration of the Plan. Unless otherwise expressly provided in the Plan, each determination made and each action taken by the Committee pursuant to the Plan or any instrument or agreement relating to, or Award made under, the Plan shall be

(x) within the sole discretion of the Committee, (y) may be made at any time and (z) shall be final, binding and conclusive for all purposes on all persons, including, but not limited to, holders of Awards, and their legal representatives and beneficiaries, and employees of the Company or of any “Affiliate” of the Company. For purposes of the Plan and any instrument or agreement relating to, or Award made under, the Plan, the term “Affiliate” shall mean any entity that, directly or indirectly through one or more intermediaries, is controlled by the Company and any entity in which the Company has a significant equity interest, in each case as determined by the Committee in its sole discretion.

3.3 Delegation. The Committee may delegate its powers and duties under the Plan to one or more officers of the Company or any Affiliate or a committee of such officers, subject to such terms, conditions and limitations as the Committee may establish in its sole discretion; provided, however, that the Committee shall not delegate its power (i) to amend the Plan as provided in Section XI hereof (ii) with respect to any Performance Based Awards pursuant to Section 6.7 of the Plan, (iii) to make determinations regarding officers or directors of the Company or any Affiliate who are subject to Section 16 of the Exchange Act, and (iv) in such a manner as would contravene Section 157 of the Delaware General Corporation Law.

Section 4. Eligibility And Participation.

4.1 Eligibility. The Plan is unfunded and is maintained by the Company for a select group of management or highly compensated employees. In order to be eligible to participate in the Plan, an employee of the Company or of its Affiliates must be selected by the Committee. In determining the employees who will participate in the Plan, the Committee may take into account the nature of the services rendered by the respective employees, their present and potential contributions to the success of the Company and such other factors as the Committee, in its sole discretion, shall deem relevant. A director of the Company or of an Affiliate who is not also an employee of the Company or an Affiliate shall not be eligible to participate in the Plan.

4.2 Participation. The Committee shall determine the employees to be granted an award opportunity (the “Award”), the amount of each Award, the time or times when Awards will be made, the period of time over which such Awards are intended to be earned, and all other terms and conditions of each Award. The provisions of the Awards need not be the same with respect to any recipient of an Award (the “Participant”) or with respect to different Participants. The Committee’s decision to approve an Award to an employee in any year shall not require the Committee to approve a similar Award or any Award at all to that employee or any other employee or person at any future date. The Company and the Committee shall not have any obligation for uniformity of treatment of any person, including, but not limited to, Participants and their legal representatives and beneficiaries and employees of the Company or of any Affiliate of the Company.

4.3 Award Agreement. Any employee selected for participation by the Committee shall, as a condition of participation, execute and return to the Committee a written agreement setting forth the terms and conditions of the Award (the “Award Agreement”). Notwithstanding the immediately preceding sentence, an Award Agreement also may be in an electronic medium and need not be signed by a representative of the Company or the Participant and may be delivered and accepted through any electronic medium in accordance with procedures established by the Company. A separate Award Agreement will be entered into between the Company and each Participant for each Award.

4.4 Employment. In the absence of any specific agreement to the contrary, no Award to a Participant under the Plan shall affect any right of the Company, or of any Affiliate of the Company, to terminate, with or without cause, the Participant’s employment at any time.

Section 5. Shares Subject To The Plan.

5.1 Shares Subject to Plan. Subject to adjustment as provided in Section 5.3 hereof, the maximum number of shares or units equivalent to shares with respect to which Awards may be granted under the Plan shall not exceed in the aggregate 800,000 shares (the “Shares”) of the Company’s common stock, par value $1.00 per Share (the “Common Stock”). The payment of cash dividends or dividend equivalents in conjunction with an Award shall not be counted against the Shares available for grant. Shares to be issued pursuant to the Plan shall be made available from treasury, from authorized but unissued shares of Common Stock, or from shares reacquired by the Company, including shares purchased in the open market. For purposes of this Section V, the maximum number of Shares to which an Award relates shall be counted on the date such Award was made against the aggregate number of Shares available for grant under the Plan.

5.2 Reacquired Shares. If any Shares to which an Award relates are forfeited, or if an Award is otherwise canceled or terminated or expires without delivery of the maximum number of Shares (or cash for the maximum number of Shares) to which such Award relates, then the number of Shares with respect to such Award, to the extent of any such forfeiture, cancellation, termination or expiration, shall again be available for grant under the Plan.

5.3 Adjustments Upon Changes In Capitalization. In the event that the Committee shall determine that any dividend or other distribution (whether in the form of cash, Common Stock, other securities or other property), stock split, reverse stock split, reorganization, recapitalization, merger, consolidation, combination, split-up, spin-off, repurchase or exchange of Common Stock or other securities of the Company, issuance of warrants or other rights to purchase Common Stock or other securities of the Company, or other similar corporate transaction or event affects the Common Stock such that an adjustment is determined by the Committee to be appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan, then the Committee may make such adjustments, if any, as it may deem appropriate in the aggregate number of and class of Shares (or other securities or other property) issuable pursuant to Section 5.1 and pursuant to any outstanding Award under the Plan. The Committee’s determination of such adjustments shall be final, binding and conclusive.

Section 6. Awards.

6.1 General. The Committee shall determine the Award or Awards to be made to each Participant, and each Award shall be subject to the terms and conditions of the Plan and the applicable Award Agreement. An Award may be made in the form of Shares or in the form of units equivalent to Shares (the “Stock Units”). Awards may be granted singly or in combination, or in addition to, in tandem with or in substitution for any grants or rights under any employee or compensation plan of the Company or of any Affiliate. All or part of an Award may be subject to conditions and forfeiture provisions established by the Committee, and set forth in the Award Agreement, which may include, but are not limited to, continuous service with the Company or an Affiliate, achievement of specific business objectives, and other measurement of individual, business unit or Company performance.

6.2 Award of Shares. If an Award is granted in the form of Shares, such Award shall, at the option of the Company, be evidenced by book entry Shares held in the Participant’s name on the records of the Company’s transfer agent or by the issuance of a stock certificate or certificates, which certificate or certificates shall be held by the Company. Such book entry Shares or certificate or certificates shall be registered in the name of the Participant and shall bear an appropriate legend referring to the terms, conditions and restrictions applicable to such Award to indicate restriction on transferability (“Restricted Stock”) until the Participant has met designated performance and/or length of employment requirements, if any, and the determination of the number of Shares, if any, that are to be forfeited pursuant to the terms of the Award is made. Until such time as all restrictions are removed, Restricted Stock shall not be transferable.

6.3 Award of Stock Units. If an Award is granted in the form of Stock Units, no certificates shall be issued with respect to such Stock Units, but the Company shall maintain a bookkeeping account in the name of the Participant to which the Stock Units shall relate. Each Stock Unit shall represent the right to receive a payment of one Share, or cash of equivalent value to the Fair Market Value (as defined in the following sentence) of the Company’s Common Stock at the time payment is made, or a continuing Stock Unit, or other Awards, or a combination thereof, with such restrictions and conditions as the Committee may determine in its sole discretion, including, but not limited to, the restriction of such Shares as Restricted Stock. “Fair Market Value” shall mean, with respect to any property (including, without limitation, any Shares or other securities), the fair market value of such property determined by such methods or procedures as shall be established from time to time by the Committee. Notwithstanding the foregoing and unless otherwise determined by the Committee, the Fair Market Value of a Share as of a given date shall be, if the Shares are then listed on the New York Stock Exchange, the closing price of one Share as reported on the New York Stock Exchange on such date or, if the New York Stock Exchange is not open for trading on such date, on the next date that the New York Stock Exchange is open for trading.

6.4 Voting Rights, Dividends and Dividend Equivalents. The Committee, in its sole discretion, may provide that Awards of Shares may contain voting rights and may earn dividends and that any Award may earn dividend equivalents. Such dividends or dividend equivalents may be paid currently or may be credited to an account established by the Committee under the Plan in the name of the Participant. Any crediting of dividend or dividend equivalents may be subject to such restrictions and conditions as the Committee may establish in its sole discretion, including reinvestment in additional Shares or Share equivalents.

6.5 Payment of Awards. Payment of Awards may be made at such times, with such restrictions and conditions, and in such forms (cash, stock, including Restricted Stock, Stock Units, other Awards, or combinations thereof) as the Committee in its sole discretion may determine at the time of grant of the Awards.

6.6 Securities Matters. No Shares shall be issued under the Plan prior to such time as counsel to the Company shall have determined that the issuance and delivery of such Shares will not violate any federal or state securities or other laws. Participants may be required by the Company, as a condition to the grant of an Award or the issuance of Shares under the Plan, to agree in writing that all Shares to be acquired pursuant to the Plan shall be held for his or her own account without a view to any further distribution thereof, that the certificates for the Shares shall bear an appropriate legend to that effect, and that such Shares will not be transferred or disposed of except in compliance with applicable federal and state laws. The Company may, in its sole discretion, defer the effectiveness of any Award or the payment of any Award under the Plan in order to allow the issuance of Shares pursuant thereto to be made pursuant to registration or an exemption from registration or other methods for compliance available under federal or state securities laws. The Company shall be under no obligation to effect the registration pursuant to the Securities Act of 1933, as amended, of any Shares to be issued under the Plan or to effect similar compliance under any state law. If Shares are traded on a securities exchange, the Company shall not be required to deliver to the Participant certificates representing any Shares unless and until such Shares have been admitted for trading on such securities exchange.

6.7 Qualified Performance-Based Compensation. From time to time, the Committee may designate an Award granted pursuant to the Plan as an award of “qualified performance-based compensation” within the meaning of Section 162(m) of the Code (hereinafter referred to as a “Performance-Based Award(s)”). Notwithstanding any other provision of the Plan to the contrary, the following additional requirements shall apply to all Performance-Based Awards made to any Participant under the Plan:

(a) Any Performance Based Award shall be null and void and have no effect whatsoever unless the Plan shall be approved by the stockholders of the Company at the 2002 annual meeting of stockholders.

(b) For purposes of Section 162(m) of the Code, the only employees eligible to receive Performance-Based Awards shall be the employees identified in Section 4.1 hereof.

(c) The right to obtain Restricted Stock or the right to have a Stock Unit become payable in any fashion pursuant to a Performance-Based Award shall be determined solely on account of the attainment of one or more preestablished, objective performance goals for a performance period selected by the Committee at the time of the grant of the Performance-Based Award. Such goals shall be based solely on one or more of the following business criteria, which may apply to the individual in question, an identifiable business unit or the Company as a whole: stock price, market share, sales, earnings per share, return ratios, cumulative total return to shareholders, consolidated pre-tax earnings, net revenues, net earnings, operating income, earnings before interest and taxes, and cash flow, for the applicable performance period based on absolute Company or business unit performance and/or performance as compared to a pre-selected peer group of companies or external financial index and subject to such other special rules and conditions as the Committee may establish at any time ending on or before the 90th day of the applicable performance period. The foregoing shall constitute the sole business criteria upon which the performance goals under this Plan shall be based.

(d) The maximum number of Shares, whether or not in the form of Restricted Stock, which may be issued to any Participant pursuant to any Performance-Based Award in any calendar year period beginning with the period commencing January 1, 2002, shall not exceed 100,000 shares (subject to adjustment as provided for in Section 5.3).

(e) Not later than 90 days after the beginning of each performance period selected by the Committee for a Performance-Based Award, the Committee shall:

(i) designate all Participants for such performance period; and

(ii) establish the objective performance factors for each Participant for that performance period on the basis of one or more of the business criteria set forth herein.

(f) Following the close of each performance period and prior to payment of any amount to any Participant under a Performance-Based Award, the Committee must certify in writing as to the attainment of all factors (including the performance factors for a Participant) upon which any payments to a Participant for that performance period are to be based.

(g) Each of the foregoing provisions and all of the other terms and conditions of the Plan as it applies to any Performance-Based Award shall be interpreted in such a fashion so as to qualify all compensation paid thereunder as “qualified performance-based compensation” within the meaning of Section 162(m) of the Code.

Section 7. Termination Of Employment.

Each Award Agreement shall include provisions governing the disposition of an Award in the event of the retirement, disability, death or other termination of a Participant’s employment with the Company or an Affiliate.

Section 8. Change In Control.

Notwithstanding any other provision in the Plan to the contrary, at the time of the grant of an Award, the Committee may determine to include provisions in such Award providing that upon the occurrence of a “Change in Control,” (i) all outstanding Awards (including Restricted Stock and Stock Units) shall immediately become fully vested (which, in the case of any Award which is subject to the achievement of designated performance objectives during a designated performance period, shall mean vested as if all such performance objectives had been achieved at the 100% award level at the end of such performance period) and (ii) all restrictions, conditions and limitations on all Awards (including Restricted Stock and Stock Units) which are outstanding at the time of such “Change in Control” or become outstanding by virtue of the operation of clause (i) hereof shall immediately lapse, provided that the provisions of clauses (i) and (ii) may be subject to such restrictions, conditions and limitations as the Committee may determine at the time of grant of the Award as set forth in the Award Agreement relating thereto.

For purposes of the Plan, “Change in Control” shall mean any of the following events:

1. The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (A) the then outstanding shares of common stock of the Company or (B) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors; provided, however, that for purposes of this subsection 1, the following acquisitions shall not constitute a Change in Control; (A) any acquisition directly from the Company or (B) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company; or

2. The consummation of any merger or other business combination of the Company, sale or lease of all or substantially all of the Company’s assets or combination of the foregoing transactions (the “Transactions”) other than a Transaction immediately following which the shareholders of the Company and any trustee or fiduciary of any Company employee benefit plan immediately prior to the Transaction own at least 60% of the voting power, directly or indirectly, of (A) the surviving corporation in any such merger or other business combination; (B) the purchaser or lessee of the Company’s assets; or (C) both the surviving corporation and the purchaser or lessee in the event of any combination of Transactions; or

3. Within any 24 month period, the persons who were directors immediately before the beginning of such period (the “Incumbent Directors”) shall cease (for any reason other than death) to constitute at least a majority of the Board of Directors of the Company or the board of directors of a successor to the Company. For this purpose, any director who was not a director at the beginning of such period shall be deemed to be an Incumbent Director if such director was elected to the Board of Directors of the Company by, or on the recommendation of or with the approval of, at least three-fourths of the directors who then qualified as Incumbent Directors (so long as such director was not nominated by a person who has expressed an intent to effect a Change in Control or engage in a proxy or other control contest); or

4. Such other event or transaction as the Board of Directors of the Company shall determine constitutes a Change in Control.

Section 9. Non-Transferability.

Except as otherwise determined by the Committee or set forth in the applicable Award Agreement, no Restricted Stock or Stock Unit, and no right under such Restricted Stock or Stock Unit, shall be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of during the time in which the requirement of continued employment or attainment of performance objectives has not been achieved. Each right under any Award shall be exercisable during the Participant’s lifetime only by the Participant or, if permissible under applicable law, by the Participant’s legal representatives.

Section 10. Taxes.

In order to comply with all applicable federal or state income, social security, payroll, withholding or other tax laws or regulations, the Company may take such action, and may require a Participant to take such action, as it deems appropriate to ensure that all applicable federal or state income, social security, payroll, withholding or other taxes, which are the sole and absolute responsibility of the Participant, are withheld or collected from such Participant. In order to assist a Participant in paying all or part of the federal and state taxes to be withheld or collected upon receipt or payment of (or the lapse of restrictions relating to) an Award, the Committee, in its sole discretion and subject to such additional terms and conditions as it may adopt, may permit the Participant to satisfy such tax obligation by (a) electing to have the Company withhold a portion of the shares of Common Stock otherwise to be delivered upon receipt or payment of (or the lapse of restrictions relating to) such Award with a Fair Market Value equal to the amount of such taxes or (b) delivering to the Company shares of Common Stock other than the shares issuable upon receipt or payment of (or the lapse of restrictions relating to) such Award with a Fair Market Value equal to the amount of such taxes.

Section 11. Amendment And Termination.

11.1 Term of Plan. Unless the Plan shall have been discontinued or terminated as provided in Section 11.2 hereof, the Plan shall terminate on the last day of the Company’s fiscal year ending in 2008. No Awards may be granted after such termination, but termination of the Plan shall not alter or impair any rights or obligations under any Award theretofore granted, without the consent of the Participant or holder or beneficiary thereof, except as otherwise provided in the Plan or the Award Agreement.

11.2 Amendments to Plan. Except to the extent prohibited by applicable law and unless otherwise expressly provided in the Plan, the Committee may amend, alter, suspend, discontinue or terminate the Plan; provided, however, that notwithstanding any other provision of the Plan or any Award Agreement, without the approval of the stockholders of the Company, no such amendment, alteration, suspension, discontinuation or termination shall be made that, absent such approval:

(a) would cause Performance-Based Awards not to qualify as “qualified performance-based compensation” within the meaning of Section 162(m) of the Code; or

(b) would violate the rules or regulations of any securities exchange that are applicable to the Company.

11.3 Amendments to Awards. Except to the extent prohibited by applicable law and unless otherwise expressly provided in the Plan or an Award Agreement, the Committee may waive any condition of, or rights of the Company under, any outstanding Award, prospectively or retroactively. The Committee may not amend, alter, suspend, discontinue or terminate any outstanding Award, prospectively or retroactively, in any manner that adversely affects any Award, without the consent of the Participant or holder or beneficiary thereof, except as otherwise provided in the Plan or the Award Agreement.

11.4 Correction of Defects, Omissions and Inconsistencies. Except to the extent prohibited by applicable law and unless otherwise expressly provided in the Plan or an Award Agreement, the Committee may correct any defect, supply any omission or reconcile any inconsistency in the Plan, any Award or any Award Agreement in the manner and to the extent it shall deem desirable to carry the Plan into effect.

Section 12. Miscellaneous.

12.1 Governing Law. The Plan and any Award Agreement shall be governed by and construed in accordance with the internal laws, and not the laws of conflicts, of the State of Delaware.

12.2 Severability. If any provision of the Plan, any Award or any Award Agreement is or becomes or is deemed to be invalid, illegal or unenforceable in any jurisdiction or would disqualify the Plan, any Award or any Award Agreement under any law deemed applicable by the Committee, such provision shall be construed or deemed amended to conform to applicable laws, or if it cannot be so construed or deemed amended without, in the determination of the Committee, materially altering the purpose or intent of the Plan, the Award or the Award Agreement, such provision shall be stricken as to such jurisdiction, and the remainder of the Plan, any such Award or any such Award Agreement shall remain in full force and effect.

12.3 No Trust or Fund Created. Neither the Plan nor any Award or Award Agreement shall create or be construed to create a trust or separate fund of any kind or a fiduciary relationship between the Company or any Affiliate and a Participant or any other person. To the extent that any person acquires a right to receive payments from the Company or any Affiliate pursuant to an Award, such right shall be no greater than the right of any unsecured general creditor of the Company or of any Affiliate.

12.4 Headings. Headings are given to the sections and subsections of the Plan solely as a convenience to facilitate reference. Such headings shall not be deemed in any way material or relevant to the construction or interpretation of the Plan or any provision thereof.

Adopted April 30, 2002

Amended April 17, 2007 (“Fair Market Value” definition)

Exhibit 10.28

ALBERTSON’S, INC.

2004 EQUITY AND PERFORMANCE INCENTIVE PLAN

Section 1. Purposes.

The purposes of the 2004 Equity and Performance Incentive Plan are to promote the growth and profitability of SUPERVALU INC. and its Subsidiaries by enabling them to attract and retain the best available personnel for positions of substantial responsibility, to provide officers and other key employees, non-employee directors and Special Advisors with an opportunity for investment in the Company’s Common Shares to give them an additional incentive to increase their efforts on behalf of the Company and its Subsidiaries, and to further align the long-term interests of officers and other key employees, non-employee directors and Special Advisors with those of the stockholders.

The 2004 Equity and Performance Incentive Plan was assumed by SUPERVALU INC. in connection with its acquisition of certain businesses formerly owned by Albertson’s, Inc. on June 2, 2006 and was amended and restated effective April 17, 2007.

Section 2. Definitions.

As used in this Plan,

(a) “Appreciation Right” means a right granted pursuant to Section 5 of this Plan, and will include both Tandem Appreciation Rights and Free-Standing Appreciation Rights.

(b) “Base Price” means the price to be used as the basis for determining the Spread upon the exercise of a Free-Standing Appreciation Right and a Tandem Appreciation Right.

(c) “Board” means the Board of Directors of the Company and, to the extent of any delegation by the Board to a committee (or subcommittee thereof) pursuant to Section 17 of this Plan, such committee (or subcommittee).

(d) “Change in Control” has the meaning provided in Section 13 of this Plan.

(e) “Code” means the Internal Revenue Code of 1986, as amended from time to time.

(f) “Common Shares” means the shares of common stock, par value $1.00 per share, of the Company or any security into which such Common Shares may be changed by reason of any transaction or event of the type referred to in Section 12 of this Plan.

(g) “Company” means SUPERVALU INC., a Delaware corporation, or any successor corporation.

(h) “Covered Employee” means a Participant who is, or is determined by the Board to be likely to become, a “covered employee” within the meaning of Section 162(m) of the Code (or any successor provision).

(i) “Date of Grant” means the date specified by the Board on which a grant of Option Rights, Appreciation Rights, Performance Shares, Performance Units or other awards contemplated by Section 10 of this Plan or a grant or sale of Restricted Shares, Deferred Shares or other awards contemplated by Section 10 of this Plan will become effective (which date will not be earlier than the date on which the Board takes action with respect thereto).

(j) “Deferral Period” means the period of time during which Deferred Shares are subject to deferral limitations under Section 7 of this Plan.

(k) “Deferred Shares” means an award made pursuant to Section 7 or Section 9 of this Plan of the right to receive Common Shares at the end of a specified Deferral Period. An award of Deferred Shares may be described as an award of “restricted stock units.”

(l) “Director” means a member of the Board of Directors of the Company.

(m) “Effective Date” means June 10, 2004.

(n) “Eligible Transferee” means (i) one or more members of the Participant’s immediate family (as the term “immediate family” is defined in Rule 16a-1(e) promulgated under Section 16(a) of the Exchange Act (or any successor provision), (ii) one or more trusts established solely for the benefit of one or more members of the Participant’s immediate family, (iii) one or more corporations or limited liability companies in which the only equity holders are members of the Participant’s immediate family or (iv) one or more partnerships in which the only partners are members of the Participant’s immediate family.

(o) “Evidence of Award” means an agreement or other type or form of writing that sets forth the terms and conditions of the awards granted. An Evidence of Award may be in an electronic medium and need not be signed by a representative of the Company or a Participant.

(p) “Exchange Act” means the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder, as such law, rules and regulations may be amended from time to time.

(q) “Fair Market Value” means, with respect to any property (including, without limitation, any Common Shares or other securities), the fair market value of such property determined by such methods or procedures as shall be established from time to time by the Board Notwithstanding the foregoing and unless otherwise determined by the Board, the Fair Market Value of a Common Share as of a given date shall be, if the Common Shares are then listed on the New York Stock Exchange, the closing price of one Common Share as reported on the New York Stock Exchange on such date or, if the New York Stock Exchange is not open for trading on such date, on the next date that the New York Stock Exchange is open for trading.

(r) “Free-Standing Appreciation Right” means an Appreciation Right granted pursuant to Section 5 of this Plan that is not granted in tandem with an Option Right.

(s) “Incentive Stock Options” means Option Rights that are intended to qualify as “incentive stock options” under Section 422 of the Code or any successor provision.

(t) “Incumbent Directors” means the individuals who, as of June 2, 2006, are Directors of the Company and any individual becoming a Director subsequent to June 2, 2006, whose election, nomination for election by the Company’s stockholders, or appointment, was approved by a vote of at least two-thirds of the then Incumbent Directors (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without objection to such nomination); provided, however, that an individual shall not be an Incumbent Director if such individual’s election or appointment to the Board occurs as a result of an actual or threatened election contest (as described in Rule 14a-12(c) of the Exchange Act) with respect to the election or removal of Directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board.

(u) “Management Objectives” means the measurable performance objective or objectives established pursuant to this Plan for Participants who have received grants of Performance Shares or Performance Units or, when so determined by the Board, Option Rights, Appreciation Rights, Restricted Shares, dividend credits and other awards pursuant to this Plan. Management Objectives may be described in terms of Company-wide objectives or objectives that are related to the performance of the individual Participant or of the Subsidiary, division, department, region or function within the Company or Subsidiary in which the Participant is employed. The Management Objectives may be made relative to the performance of other companies. The Management Objectives applicable to any award to a Covered Employee will be based on specified levels of or growth in one or more of the following criteria:

1. total shareholder return, including its components of stock price appreciation, dividends and/or dividend yield;

2. return on assets, equity, invested capital, cash flow, investment or sales;

3. sales, including food items, non-food items, or private label sales;

4. pre-tax or after-tax profit levels, including: earnings per share; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; net operating profits after tax, and net income;

5. cash flow and cash flow return on investment;

6. economic profit and/or cost of capital;

7. turnover of assets, capital, or inventory;

8. levels of operating expense or other expense items as reported on the income statement, including operating and maintenance expense;

9. measures of customer satisfaction and customer service as surveyed from time to time, including the relative improvement therein; or

10. market share.

If the Board determines that a change in the business, operations, corporate structure or capital structure of the Company, or the manner in which it conducts its business, or other events or circumstances (such as expenses as a result of restructuring or productivity initiatives; non-operating items; acquisition expenses; and any other items of gain, loss or expense that are determined to be extraordinary or unusual in nature or infrequent in occurrence or related to the disposal of a segment of a business or to a change of accounting principles) render the Management Objectives unsuitable, the Board may in its discretion modify such Management Objectives or the related minimum acceptable level of achievement, in whole or in part, as the Board deems appropriate and equitable, except in the case of a Covered Employee where such action would result in the loss of the otherwise available exemption of the award under Section 162(m) of the Code. In such case, the Board will not make any modification of the Management Objectives or minimum acceptable level of achievement with respect to such Covered Employee.

(v) “Market Value per Share” means Fair Market Value of a Common Share for purposes of any Evidence of Award covering any award granted under this Plan before April 17, 2007.

(w) “Non-Employee Director” means a person who is a “non-employee director” of the Company within the meaning of Rule 16b-3 of the Exchange Act.

(x) “Optionee” means the optionee named in an Evidence of Award evidencing an outstanding Option Right.

(y) “Option Price” means the purchase price payable on exercise of an Option Right.

(z) “Option Right” means the right to purchase Common Shares upon exercise of an option granted pursuant to Section 4 or Section 9 of this Plan.

(aa) “Participant” means a person who is selected by the Board to receive benefits under this Plan and who is at the time a Special Advisor, an officer, or other key employee of the Company or any one or more of its Subsidiaries, or who has agreed to commence serving in any of such capacities within 90 days of the Date of Grant, and will also include each Non-Employee Director who receives Common Shares or an award of Option Rights, Appreciation Rights, Restricted Shares, Deferred Shares or other awards under this Plan; provided, however, that on and after June 2, 2006, the Board may only select persons who were also employees of Albertson’s, Inc. or one of its subsidiaries prior to June 2, 2006 to receive awards granted under this Plan on and after June 2, 2006.

(bb) “Performance Period” means, in respect of a Performance Share or Performance Unit, a period of time established pursuant to Section 8 of this Plan within which the Management Objectives relating to such Performance Share or Performance Unit are to be achieved.

(cc) “Performance Share” means a bookkeeping entry that records the equivalent of one Common Share awarded pursuant to Section 8 of this Plan.

(dd) “Performance Unit” means a bookkeeping entry that records a unit equivalent to $1.00 awarded pursuant to Section 8 of this Plan.

(ee) “Person” means any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act).

(ff) “Plan” means this Albertson’s, Inc. 2004 Equity and Performance Incentive Plan.

(gg) “Restricted Shares” means Common Shares granted or sold pursuant to Section 6 or Section 9 of this Plan as to which neither the substantial risk of forfeiture nor the prohibition on transfers referred to in such Section 6 has expired.

(hh) “Special Advisor” means an individual designated as such by the Board.

(ii) “Spread” means the excess of the Fair Market Value of a Common Share on the date when an Appreciation Right is exercised, or on the date when Option Rights are surrendered in payment of the Option Price of other Option Rights, over the Option Price or Base Price provided for in the related Option Right or Free-Standing Appreciation Right, respectively.

(jj) “Subsidiary” means any corporation in which the Company owns, directly or indirectly through Subsidiaries, at least 50% of the total combined voting power of all classes of stock, or, except for purposes of any grant of Incentive Stock Options, any other entity (including, but not limited to, partnerships and joint ventures) in which the Company owns an interest of at least 50% of the total combined equity generally entitled to make decisions for such entity.

(kk) “Tandem Appreciation Right” means an Appreciation Right granted pursuant to Section 5 of this Plan that is granted in tandem with an Option Right.

(ll) “Voting Stock” means the then-outstanding securities entitled to vote generally in the election of Directors.

Section 3. Shares Available Under the Plan.

(a) Subject to adjustment as provided in Section 3(b) and Section 12 of this Plan, the number of Common Shares that may be issued or transferred (i) upon the exercise of Option Rights or Appreciation Rights, (ii) as Restricted Shares and released from substantial risks of forfeiture thereof, (iii) as Deferred Shares, (iv) in payment of Performance Shares or Performance Units that have been earned, (v) as awards to Non-Employee Directors, (vi) as other awards contemplated by Section 10 of this Plan or (vii) in payment of dividend equivalents paid with respect to awards made under the Plan, will not exceed in the aggregate 16 million Common Shares, plus any shares described in Section 3(b). Such shares may be shares of original issuance or treasury shares or a combination of the foregoing.

(b) The number of shares available in Section 3(a) above will be adjusted to account for shares relating to awards that expire or are forfeited or that are transferred, surrendered or relinquished upon the payment of any Option Price by the transfer to the Company of Common Shares or upon satisfaction of any withholding amount. Upon payment in cash of the benefit provided by any award granted under this Plan, any shares that were covered by that award will again be available for issue or transfer hereunder. If, under this Plan, a Participant has given up the right to receive compensation in exchange for Common Shares based on the Fair Market Value of a Common Share, such Common Shares will not count against the number of shares available in Section 3(a) above.

(c) Notwithstanding anything in this Section 3, or elsewhere in this Plan, to the contrary and subject to adjustment as provided in Section 12 of this Plan, (i) the aggregate number of Common Shares actually issued or transferred by the Company upon the exercise of Incentive Stock Options will not exceed 20% of the Common Shares reserved for purposes of this Plan pursuant to Section 3(a) hereof; (ii) no Participant will be granted Option Rights, Appreciation Rights, Restricted Shares, Deferred Shares, Performance Shares, Performance Units or other awards under Section 10 of this Plan during the life of the Plan, in the aggregate, for more than 20% of the Common Shares reserved for purposes of this Plan pursuant to Section 3(a) hereof; and (iii) the number of shares issued as Restricted Shares, Deferred Shares, Performance Shares and Performance Units (after taking into account any forfeitures, expirations or transfers upon satisfaction of any withholding amount) will not during the life of the Plan, in the aggregate, exceed 25% of the Common Shares reserved for purposes of this Plan pursuant to Section 3(a) hereof.

(d) Notwithstanding any other provision of this Plan to the contrary, in no event will any Participant in any calendar year receive an award of Performance Shares or Performance Units having an aggregate maximum value as of their respective Dates of Grant in excess of $5,000,000.

Section 4. Option Rights.

The Board may, from time to time and upon such terms and conditions as it may determine, authorize the granting to Participants of options to purchase Common Shares. Each such grant may utilize any or all of the authorizations, and will be subject to all of the requirements contained in the following provisions:

(a) Each grant will specify the number of Common Shares to which it pertains subject to the limitations set forth in Section 3 of this Plan.

(b) Each grant will specify an Option Price per share, which may not be less than the Fair Market Value of a Common Share on the Date of Grant.

(c) Each grant will specify whether the Option Price will be payable (i) in cash, by check acceptable to the Company or by wire transfer of immediately available funds, (ii) by the actual or constructive transfer to the Company of Common Shares owned by the Optionee for at least 6 months (or other consideration authorized pursuant to Section 4(d)) having a value at the time of exercise equal to the total Option Price, or (iii) by a combination of such methods of payment.

(d) The Board may determine, at or after the Date of Grant, that payment of the Option Price of any Option Right (other than an Incentive Stock Option) may also be made in whole or in part in the form of Restricted Shares or other Common Shares that are forfeitable or subject to restrictions on transfer or in the form of Deferred Shares. Unless otherwise determined by the Board at or after the Date of Grant, whenever any Option Price is paid in whole or in part by means of any of the forms of consideration specified in this Section 4(d), the Common Shares received upon the exercise of the Option Rights will be subject to such risks of forfeiture or restrictions on transfer as may correspond to any that apply to the consideration surrendered, but only to the extent, determined with respect to the consideration surrendered, of the number of shares.

(e) To the extent permitted by law, any grant may provide for deferred payment of the Option Price from the proceeds of sale through a bank or broker on a date satisfactory to the Company of some or all of the shares to which such exercise relates.

(f) Successive grants may be made to the same Participant whether or not any Option Rights previously granted to such Participant remain unexercised.

(g) Each grant will specify the period or periods of continuous service by the Optionee with the Company or any Subsidiary that is necessary before the Option Rights or installments thereof will become exercisable and may provide for the earlier exercise of such Option Rights in the event of a Change in Control.

(h) Any grant of Option Rights may specify Management Objectives that must be achieved as a condition to the exercise of such rights.

(i) Option Rights granted under this Plan may be (i) options, including, without limitation, Incentive Stock Options, that are intended to qualify under particular provisions of the Code, (ii) options that are not intended so to qualify, or (iii) combinations of the foregoing. Incentive Stock Options may only be granted to Participants who meet the definition of “employees” under Section 3401(c) of the Code.

(j) The Board may, at or after the Date of Grant of any Option Rights (other than Incentive Stock Options), provide for the payment of dividend equivalents to the Optionee on either a current or deferred or contingent basis or may provide that such equivalents will be credited against the Option Price.

(k) The exercise of an Option Right will result in the cancellation on a share-for-share basis of any Tandem Appreciation Right authorized under Section 5 of this Plan.

(l) No Option Right will be exercisable more than 10 years from the Date of Grant.

(m) The Board reserves the discretion at or after the Date of Grant to provide for (i) the payment of a cash bonus at the time of exercise; (ii) the availability of a loan at exercise; and (iii) the right to tender in satisfaction of the Option Price nonforfeitable, unrestricted Common Shares, which are already owned by the Optionee and have a value at the time of exercise that is equal to the Option Price.

(n) Each grant of Option Rights will be evidenced by an Evidence of Award. Each Evidence of Award shall be subject to the Plan and shall contain such terms and provisions as the Board may approve.

Section 5. Appreciation Rights

(a) The Board may authorize the granting (i) to any Optionee, of Tandem Appreciation Rights in respect of Option Rights granted hereunder, and (ii) to any Participant, of Free-Standing Appreciation Rights. A Tandem Appreciation Right will be a right of the Optionee, exercisable by surrender of the related Option Right, to receive from the Company an amount determined by the Board, which will be expressed as a percentage of the Spread (not exceeding 100 percent) at the time of exercise. Tandem Appreciation Rights may be granted at any time prior to the exercise or termination of the related Option Rights; provided, however, that a Tandem Appreciation Right awarded in relation to an Incentive Stock Option must be granted concurrently with such Incentive Stock Option. A Free-Standing Appreciation Right will be a right of the Participant to receive from the Company an amount determined by the Board, which will be expressed as a percentage of the Spread (not exceeding 100 percent) at the time of exercise.

(b) Each grant of Appreciation Rights may utilize any or all of the authorizations, and will be subject to all of the requirements, contained in the following provisions:

(i) Any grant may specify that the amount payable on exercise of an Appreciation Right may be paid by the Company in cash, in Common Shares or in any combination thereof and may either grant to the Participant or retain in the Board the right to elect among those alternatives.

(ii) Any grant may specify that the amount payable on exercise of an Appreciation Right may not exceed a maximum specified by the Board at the Date of Grant.

(iii) Any grant may specify waiting periods before exercise and permissible exercise dates or periods.

(iv) Any grant may specify that such Appreciation Right may be exercised only in the event of, or earlier in the event of, a Change in Control.

(v) Any grant may provide for the payment to the Participant of dividend equivalents thereon in cash or Common Shares on a current, deferred or contingent basis.

(vi) Any grant of Appreciation Rights may specify Management Objectives that must be achieved as a condition of the exercise of such Appreciation Rights.

(vii) Each grant of Appreciation Rights will be evidenced by an Evidence of Award, which Evidence of Award will describe such Appreciation Rights, identify the related Option Rights (if applicable), and contain such other terms and provisions, consistent with this Plan, as the Board may approve.

(c) Any grant of Tandem Appreciation Rights will provide that such Tandem Appreciation Rights may be exercised only at a time when the related Option Right is also exercisable and at a time when the Spread is positive, and by surrender of the related Option Right for cancellation.

(d) Regarding Free-Standing Appreciation Rights only:

(i) Each grant will specify in respect of each Free-Standing Appreciation Right a Base Price, which will be equal to or greater than the Fair Market Value of a Common Share on the Date of Grant;

(ii) Successive grants may be made to the same Participant regardless of whether any Free-Standing Appreciation Rights previously granted to the Participant remain unexercised; and

(iii) No Free-Standing Appreciation Right granted under this Plan may be exercised more than 10 years from the Date of Grant.

Section 6. Restricted Shares.

The Board may also authorize the grant or sale of Restricted Shares to Participants. Each such grant or sale may utilize any or all of the authorizations, and will be subject to all of the requirements, contained in the following provisions:

(a) Each such grant or sale will constitute an immediate transfer of the ownership of Common Shares to the Participant in consideration of the performance of services, entitling such Participant to voting, dividend and other ownership rights, but subject to the substantial risk of forfeiture and restrictions on transfer hereinafter referred to.

(b) Each such grant or sale may be made without additional consideration or in consideration of a payment by such Participant that is less than the Fair Market Value of a Common Share at the Date of Grant.

(c) Each such grant or sale will provide that the Restricted Shares covered by such grant or sale will be subject to a “substantial risk of forfeiture” within the meaning of Section 83 of the Code for a period of not less than one year to be determined by the Board at the Date of Grant and may provide for the earlier lapse of such substantial risk of forfeiture in the event of a Change in Control.

(d) Each such grant or sale will provide that during the period for which such substantial risk of forfeiture is to continue, the transferability of the Restricted Shares will be prohibited or restricted in the manner and to the extent prescribed by the Board at the Date of Grant (which restrictions may include, without limitation, rights of repurchase or first refusal in the Company or provisions subjecting the Restricted Shares to a continuing substantial risk of forfeiture in the hands of any transferee).

(e) Any grant of Restricted Shares may specify Management Objectives that, if achieved, will result in termination or early termination of the restrictions applicable to such shares. Each grant may specify in respect of such Management Objectives a minimum acceptable level of achievement and may set forth a formula for determining the number of Restricted Shares on which restrictions will terminate if performance is at or above the minimum level, but falls short of full achievement of the specified Management Objectives.

(f) Any such grant or sale of Restricted Shares may require that any or all dividends or other distributions paid thereon during the period of such restrictions be automatically deferred and reinvested in additional Restricted Shares, which may be subject to the same restrictions as the underlying award.

(g) Each grant or sale of Restricted Shares will be evidenced by an Evidence of Award and will contain such terms and provisions, consistent with this Plan, as the Board may approve. Unless otherwise directed by the Board, all certificates representing Restricted Shares will be held in custody by the Company until all restrictions thereon will have lapsed, together with a stock power or powers executed by the Participant in whose name such certificates are registered, endorsed in blank and covering such Shares.

Section 7. Deferred Shares.

The Board may also authorize the granting or sale of Deferred Shares to Participants. Each such grant or sale may utilize any or all of the authorizations, and will be subject to all of the requirements contained in the following provisions:

(a) Each such grant or sale will constitute the agreement by the Company to deliver Common Shares to the Participant in the future in consideration of the performance of services, but subject to the fulfillment of such conditions during the Deferral Period as the Board may specify.

(b) Each such grant or sale may be made without additional consideration or in consideration of a payment by such Participant that is less than the Fair Market Value of a Common Share at the Date of Grant.

(c) Each such grant or sale will be subject to a Deferral Period of not less than one year, as determined by the Board at the Date of Grant, and may provide for the earlier lapse or other modification of such Deferral Period in the event of a Change in Control.

(d) During the Deferral Period, the Participant will have no right to transfer any rights under his or her award and will have no rights of ownership in the Deferred Shares and will have no right to vote them, but the Board may, at or after the Date of Grant, authorize the payment of dividend equivalents on such Deferred Shares on either a current or deferred or contingent basis, either in cash or in additional Common Shares.

(e) Each grant or sale of Deferred Shares will be evidenced by an Evidence of Award and will contain such terms and provisions, consistent with this Plan, as the Board may approve.

Section 8. Performance Shares and Performance Units.

The Board may also authorize the granting of Performance Shares and Performance Units that will become payable to a Participant upon achievement of specified Management Objectives. Each such grant may utilize any or all of the authorizations, and will be subject to all of the requirements, contained in the following provisions:

(a) Each grant will specify the number of Performance Shares or Performance Units to which it pertains, which number may be subject to adjustment to reflect changes in compensation or other factors; provided, however, that no such adjustment will be made in the case of a Covered Employee where such action would result in the loss of the otherwise available exemption of the award under Section 162(m) of the Code.

(b) The Performance Period with respect to each Performance Share or Performance Unit will be such period of time (not less than one year), commencing with the Date of Grant as will be determined by the Board at the time of grant which may be subject to earlier lapse or other modification in the event of a Change in Control.

(c) Any grant of Performance Shares or Performance Units will specify Management Objectives which, if achieved, will result in payment or early payment of the award, and each grant may specify in respect of such specified Management Objectives a minimum acceptable level of achievement and will set forth a formula for determining the number of Performance Shares or Performance Units that will be earned if performance is at or above the minimum level, but falls short of full achievement of the specified Management Objectives. The grant of Performance Shares or Performance Units will specify that, before the Performance Shares or Performance Units will be earned and paid, the Board must certify that the Management Objectives have been satisfied.

(d) Each grant will specify the time and manner of payment of Performance Shares or Performance Units that have been earned. Any grant may specify that the amount payable with respect thereto may be paid by the Company in cash, in Common Shares or in any combination thereof and may either grant to the Participant or retain in the Board the right to elect among those alternatives.

(e) Any grant of Performance Shares may specify that the amount payable with respect thereto may not exceed a maximum specified by the Board at the Date of Grant. Any grant of Performance Units may specify that the amount payable or the number of Common Shares issued with respect thereto may not exceed maximums specified by the Board at the Date of Grant.

(f) The Board may, at or after the Date of Grant of Performance Shares, provide for the payment of dividend equivalents to the holder thereof on either a current or deferred or contingent basis, either in cash or in additional Common Shares.

(g) Each grant of Performance Shares or Performance Units will be evidenced by an Evidence of Award and will contain such other terms and provisions, consistent with this Plan, as the Board may approve.

Section 9. Awards to Non-Employee Directors.

The Board may, from time to time on or before June 2, 2006, and upon such terms and conditions as it may determine, authorize the granting to Non-Employee Directors Option Rights, Appreciation Rights or other awards contemplated by Section 10 of this Plan and may also authorize the grant or sale of Common Shares, Restricted Shares or Deferred Shares to Non-Employee Directors.

(a) Each grant of Option Rights awarded pursuant to this Section 9 will be upon terms and conditions consistent with Section 4 of this Plan and will be evidenced by an Evidence of Award in such form as will be approved by the Board. Each grant will specify an Option Price per share, which will not be less than the Fair Market Value of a Common Share on the Date of Grant. Each such Option Right granted under the Plan will expire not more than 10 years from the Date of Grant and will be subject to earlier termination as hereinafter provided. Unless otherwise determined by the Board, such Option Rights will be subject to the following additional terms and conditions:

(i) Each grant will specify the number of Common Shares to which it pertains subject to the limitations set forth in Section 3 of this plan.

(ii) If a Non-Employee Director subsequently becomes an employee of the Company or a Subsidiary while remaining a member of the Board, any Option Rights held under the Plan by such individual at the time of such commencement of employment will not be affected thereby.

(iii) Option Rights may be exercised by a Non-Employee Director only upon payment to the Company in full of the Option Price of the Common Shares to be delivered. Such payment will be made in cash or in Common Shares then owned by the optionee for at least six months, or in a combination of cash and such Common Shares.

(b) Non-Employee Directors, pursuant to this Section 9, may be awarded, or may be permitted to elect to receive, pursuant to procedures established by the Board, all or any portion of their annual retainer, meeting fees or other fees in Common Shares in lieu of cash.

(c) Each grant of Appreciation Rights pursuant to this Section 9 will be upon terms and conditions consistent with Section 5 of this Plan.

(d) Each grant or sale of Restricted Shares pursuant to this Section 9 will be upon terms and conditions consistent with Section 6 of this Plan.

(e) Each grant or sale of Deferred Shares pursuant to this Section 9 will be upon terms and conditions consistent with Section 7 of this Plan.

(f) Non-Employee Directors may be granted, sold or awarded other awards as contemplated by Section 10 of this Plan.

Section 10. Other Awards.

(a) The Board may, subject to limitations under applicable law, grant to any Participant such other awards that may be denominated or payable in, valued in whole or in part by reference to, or otherwise based on, or related to, Common Shares or factors that may influence the value of such shares, including, without limitation, convertible or exchangeable debt securities, other rights convertible or exchangeable into Common Shares, purchase rights for Common Shares, awards with value and payment contingent upon performance of the Company or specified Subsidiaries, affiliates or other business units thereof or any other factors designated by the Board, and awards valued by reference to the book value of Common Shares or the value of securities of, or the performance of specified Subsidiaries, affiliates or other business units of the Company. The Board shall determine the terms and conditions of such awards. Common Shares delivered pursuant to an award in the nature of a purchase right granted under this Section 10 shall be purchased for such consideration, paid for at such time, by such methods, and in such forms, including, without limitation, cash, Common Shares, other awards, notes or other property, as the Board shall determine.

(b) Cash awards, as an element of or supplement to any other award granted under this Plan, may also be granted pursuant to this Section 10 of this Plan.

(c) The Board may grant Common Shares as a bonus, or may grant other awards in lieu of obligations of the Company or a Subsidiary to pay cash or deliver other property under this Plan or under other plans or compensatory arrangements, subject to such terms as shall be determined by the Board.

Section 11. Transferability.

(a) Except as otherwise determined by the Board, no Option Right, Appreciation Right or other derivative security granted under the Plan will be transferable by a Participant other than by will or the laws of descent and distribution or, except with respect to an Incentive Stock Option, pursuant to a domestic relations order (within the meaning of Rule 16a-12 promulgated under the Exchange Act). Except as otherwise determined by the Board, Option Rights and Appreciation Rights will be exercisable during the Optionee’s lifetime only by him or her or by his or her guardian or legal representative.

(b) The Board may specify at the Date of Grant that part or all of the Common Shares that are (i) to be issued or transferred by the Company upon the exercise of Option Rights or Appreciation Rights, upon the termination of the Deferral Period applicable to Deferred Shares or upon payment under any grant of Performance Shares or Performance Units or (ii) no longer subject to the substantial risk of forfeiture and restrictions on transfer referred to in Section 6 of this Plan, will be subject to further restrictions on transfer.

(c) Notwithstanding the provisions of Section 11(a), but subject to prior authorization by the Board (whether in an Evidence of Award or thereafter), Option Rights (other than Incentive Stock Options), Appreciation Rights, Restricted Shares, Deferred Shares, Performance Shares, Performance Units and other awards under Section 10 of this Plan shall be transferable by a Participant to an Eligible Transferee, without payment of consideration therefor; provided, however, that (i) no such transfer shall be effective unless reasonable prior notice thereof is delivered to the Company and such transfer is thereafter effected in accordance with any terms and conditions that shall have been made applicable thereto by the Company or the Board and (ii) any such transferee shall be subject to the same terms and conditions hereunder as the Participant.

Section 12. Adjustments.

The Board may make or provide for such adjustments in the numbers of Common Shares covered by outstanding Option Rights, Appreciation Rights, Deferred Shares, and Performance Shares granted hereunder and, if applicable, in the number of Common Shares covered by other awards granted pursuant to Section 10 hereof, in the Option Price and Base Price provided in outstanding Appreciation Rights, and in the kind of shares covered thereby, as the Board, in its sole discretion, exercised in good faith, may determine is equitably required to prevent dilution or enlargement of the rights of Participants or Optionees that otherwise would result from (a) any stock dividend, stock split, combination of shares, recapitalization or other change in the capital structure of the Company, or (b) any merger, consolidation, spin-off, split-off, spin-out, split-up, reorganization, partial or complete liquidation or other distribution of assets, issuance of rights or warrants to purchase securities, or (c) any other corporate transaction or event having an effect similar to any of the foregoing. Moreover, in the event of any such transaction or event, the Board, in its discretion, may provide in substitution for any or all outstanding awards under this Plan such alternative consideration as it, in good faith, may determine to be equitable in the circumstances and may require in connection therewith the surrender of all awards so replaced. The Board may also make or provide for such adjustments in the numbers of shares specified in Section 3 of this Plan as the Board in its sole discretion, exercised in good faith, may determine is appropriate to reflect any transaction or event described in this Section 12; provided, however, that any such adjustment to the number specified in Section 3(c)(i) will be made only if and to the extent that such adjustment would not cause any Option intended to qualify as an Incentive Stock Option to fail so to qualify. Upon any adjustment made pursuant to this Section 12, the Company will, upon request, deliver to the Participant or to the Participant’s successors a certificate of its Secretary setting forth the exercise price thereafter in effect and the number and kind of shares or other securities thereafter purchaseable upon the exercise of such award.

Section 13. Change in Control.

For purposes of this Plan, except as may be otherwise prescribed by the Board in an agreement evidencing a grant or award made under the Plan, a “Change in Control” will mean if at any time any of the following events will have occurred:

(a) the acquisition by any Person of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of the combined voting power of the then-outstanding Voting Stock of the Company; provided, however, that:

(i) for purposes of this Section 13(a), the following acquisitions shall not constitute a Change in Control: (A) any acquisition of Voting Stock of the Company directly from the Company that is approved by a majority of the Incumbent Directors, (B) any acquisition of Voting Stock of the Company by the Company or any Subsidiary, (C) any acquisition of Voting Stock of the Company by any employee benefit plan (or related trust) sponsored or maintained by the Company or any Subsidiary, and (D) any acquisition of Voting Stock of the Company by any Person pursuant to a Business Combination that complies with clauses (A), (B) and (C) of Section 13(c) below;

(ii) if any Person acquires beneficial ownership of 20% or more of combined voting power of the then-outstanding Voting Stock of the Company as a result of a transaction described in clause (A) of Section 13(a)(i) above and such Person thereafter becomes the beneficial owner of any additional shares of Voting Stock of the Company representing 1% or more of the then-outstanding Voting Stock of the Company, other than in an acquisition directly from the Company that is approved by a majority of the Incumbent Directors or other than as a result of a stock dividend, stock split or similar transaction effected by the Company in which all holders of Voting Stock are treated equally, such subsequent acquisition shall be treated as a Change in Control;

(iii) a Change in Control will not be deemed to have occurred if a Person acquires beneficial ownership of 20% or more of the Voting Stock of the Company as a result of a reduction in the number of shares of Voting Stock of the Company outstanding unless and until such Person thereafter becomes the beneficial owner of any additional shares of Voting Stock of the Company representing 1% or more of the then-outstanding Voting Stock of the Company, other than as a result of a stock dividend, stock split or similar transaction effected by the Company in which all holders of Voting Stock are treated equally; and

(iv) if at least a majority of the Incumbent Directors determine in good faith that a Person has acquired beneficial ownership of 20% or more of the Voting Stock of the Company inadvertently, and such Person divests as promptly as practicable a sufficient number of shares so that such Person beneficially owns less than 20% of the Voting Stock of the Company, then no Change in Control shall have occurred as a result of such Person’s acquisition; or

(b) a majority of the Directors are not Incumbent Directors; or

(c) the consummation of a reorganization, merger or consolidation, or sale or other disposition of all or substantially all of the assets of the Company or the acquisition of the stock or assets of another corporation, or other transaction (each, a “Business Combination”), unless, in each case, immediately following such Business Combination (A) all or substantially all of the individuals and entities who were the beneficial owners of Voting Stock of the Company immediately prior to such Business Combination beneficially own, directly or indirectly, more than 60% of the combined voting power of the then outstanding shares of Voting Stock of the entity resulting from such Business Combination (including, without limitation, an entity which as a result of such transaction owns the Company or all or substantially all of the Company’s assets either directly or through one or more subsidiaries), (B) no Person (other than the Company, such entity resulting from such Business Combination, or any employee benefit plan (or related trust) sponsored or maintained by the Company, any Subsidiary or such entity resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of the combined voting power of the then outstanding shares of Voting Stock of the entity resulting from such Business Combination, and (C) at least a majority of the members of the board of directors of the entity resulting from such Business Combination were Incumbent Directors at the time of the execution of the initial agreement or of the action of the Board providing for such Business Combination; or

(d) approval by the stockholders of the Company of a complete liquidation or dissolution of the Company, except pursuant to a Business Combination that complies with clauses (A), (B) and (C) of Section 13(c).

Section 14. Fractional Shares.

The Company will not be required to issue any fractional Common Shares pursuant to this Plan. The Board may provide for the elimination of fractions or for the settlement of fractions in cash.

Section 15. Withholding Taxes.

To the extent that the Company is required to withhold federal, state, local or foreign taxes in connection with any payment made or benefit realized by a Participant or other person under this Plan, and the amounts available to the Company for such withholding are insufficient, it will be a condition to the receipt of such payment or the realization of such benefit that the Participant or such other person make arrangements satisfactory to the Company for payment of the balance of such taxes required to be withheld, which arrangements (in the discretion of the Board) may include relinquishment of a portion of such benefit.

Section 16. Foreign Employees.

In order to facilitate the making of any grant or combination of grants under this Plan, the Board may provide for such special terms for awards to Participants who are foreign nationals or who are employed by the Company or any Subsidiary outside of the United States of America as the Board may consider necessary or appropriate to accommodate differences in local law, tax policy or custom. Moreover, the Board may approve such supplements to or amendments, restatements or alternative versions of this Plan as it may consider necessary or appropriate for such purposes, without thereby affecting the terms of this Plan as in effect for any other purpose, and the Secretary or other appropriate officer of the Company may certify any such document as having been approved and adopted in the same manner as this Plan. No such special terms, supplements, amendments or restatements, however, will include any provisions that are inconsistent with the terms of this Plan as then in effect unless this Plan could have been amended to eliminate such inconsistency without further approval by the stockholders of the Company.

Section 17. Administration of the Plan.

(a) This Plan will be administered by the Board, which may from time to time delegate all or any part of its authority under this Plan to the Executive Personnel & Compensation Committee of the Board (or a subcommittee thereof), as constituted from time to time. To the extent of any such delegation, references in this Plan to the Board will be deemed to be references to such committee or subcommittee. A majority of the committee (or subcommittee) will constitute a quorum, and the acts of the members of the committee (or subcommittee) present at any meeting at which a quorum is present, or acts unanimously approved in writing, will be the acts of the committee (or subcommittee).

(b) The interpretation and construction by the Board of any provision of this Plan or of any agreement, notification or document evidencing the grant of Option Rights, Appreciation Rights, Restricted Shares, Deferred Shares, Performance Shares, Performance Units or other awards under Section 10 of this Plan and any determination by the Board pursuant to any provision of this Plan or of any such agreement, notification or document will be final and conclusive. No member of the Board will be liable for any such action or determination made in good faith.

Section 18. Amendments, Etc.

(a) The Board may at any time and from time to time amend the Plan in whole or in part; provided, however, that any amendment which must be approved by the stockholders of the Company in order to comply with applicable law or the rules of the New York Stock Exchange or, if the Common Shares are not traded on the New York Stock Exchange, the principal national securities exchange upon which the Common Shares are traded or quoted, will not be effective unless and until such approval has been obtained.

(b) The Board will not authorize the amendment of any outstanding Option Right to reduce the Option Price. Furthermore, no Option Right will be cancelled and replaced with awards having a lower Option Price without further approval of the stockholders of the Company. This Section 18(b) is intended to prohibit the repricing of “underwater” Option Rights and will not be construed to prohibit the adjustments provided for in Section 12 of this Plan.

(c) The Board also may permit Participants to elect to defer the issuance of Common Shares or the settlement of awards in cash under the Plan pursuant to such rules, procedures or programs as it may establish for purposes of this Plan. The Board also may provide that deferred issuances and settlements include the payment or crediting of dividend equivalents or interest on the deferral amounts.

(d) The Board may condition the grant of any award or combination of awards authorized under this Plan on the surrender or deferral by the Participant of his or her right to receive a cash bonus or other compensation otherwise payable by the Company or a Subsidiary to the Participant.

(e) In case of termination of employment by reason of death, disability or normal or early retirement, or in the case of hardship or other special circumstances, of a Participant who holds an Option Right or Appreciation Right not immediately exercisable in full, or any Restricted Shares as to which the substantial risk of forfeiture or the prohibition or restriction on transfer has not lapsed, or any Deferred Shares as to which the Deferral Period has not been completed, or any Performance Shares or Performance Units which have not been fully earned, or any other awards made pursuant to Section 10 subject to any vesting schedule or transfer restriction, or who holds Common Shares subject to any transfer restriction imposed pursuant to Section 11(b) of this Plan, the Board may, in its sole discretion, accelerate the time at which such Option Right, Appreciation Right or other award may be exercised or the time at which such substantial risk of forfeiture or prohibition or restriction on transfer will lapse or the time when such Deferral Period will end or the time at which such Performance Shares or Performance Units will be deemed to have been fully earned or the time when such transfer restriction will terminate or may waive any other limitation or requirement under any such award.

(f) This Plan will not confer upon any Participant any right with respect to continuance of employment or other service with the Company or any Subsidiary, nor will it interfere in any way with any right the Company or any Subsidiary would otherwise have to terminate such Participant’s employment or other service at any time.

(g) To the extent that any provision of this Plan would prevent any Option Right that was intended to qualify as an Incentive Stock Option from qualifying as such, that provision will be null and void with respect to such Option Right. Such provision, however, will remain in effect for other Option Rights and there will be no further effect on any provision of this Plan.

(h) The Board may amend the terms of any award theretofore granted under this Plan prospectively or retroactively, but subject to Section 12 above no such amendment shall impair the rights of any holder without his or her consent. The Board may, in its discretion, terminate this Plan at any time. Termination of this Plan will not affect the rights of Participants or their successors under any awards outstanding hereunder and not exercised in full on the date of termination.

Section 19. Governing Law.

The Plan and all grants and awards and actions taken thereunder shall be governed by and construed in accordance with the internal substantive laws of the State of Delaware.

Section 20. Termination.

No grant will be made under this Plan more than 10 years after the Effective Date, but all grants made on or prior to such date will continue in effect thereafter subject to the terms thereof and of this Plan.

Section 21. General Provisions.

(a) No award under this Plan may be exercised by the holder thereof if such exercise, and the receipt of cash or stock thereunder, would be, in the opinion of counsel selected by the Board, contrary to law or the regulations of any duly constituted authority having jurisdiction over this Plan.

(b) Absence on leave approved by a duly constituted officer of the Company or any of its Subsidiaries shall not be considered interruption or termination of service of any employee for any purposes of this Plan or awards granted hereunder, except that no awards may be granted to an employee while he or she is absent on leave.

(c) No Participant shall have any rights as a stockholder with respect to any shares subject to awards granted to him or her under this Plan prior to the date as of which he or she is actually recorded as the holder of such shares upon the stock records of the Company.

(d) All notices under this Plan shall be in writing, and if to the Company, shall be delivered to the Secretary of the Company or mailed to its principal office, 11840 Valley View Road, P.O. Box 990, Minneapolis, MN 55440, addressed to the attention of the Secretary; and if to a Participant, shall be delivered personally or mailed to the Participant at the address appearing in the payroll records of the Company or a Subsidiary. Such addresses may be changed at any time by written notice to the other party.

(e) No participant shall have rights under an award granted under the Plan to such Participant unless and until an Evidence of Award shall have been duly executed on behalf of the Company, and, if requested by the Company, signed by the Participant, or until such Evidence of Award is delivered and accepted through any electronic medium in accordance with procedures established by the Company.

Exhibit 10.29

ALBERTSONS, INC.

2004 EQUITY AND PERFORMANCE INCENTIVE PLAN

(As Assumed by SUPERVALU INC.)

STOCK OPTION AGREEMENT

This agreement is made and entered into as of the Grant Date indicated below, by and between SUPERVALU INC. and the individual whose name and signature appears below (“Optionee”).

The Company has established the Albertson’s, Inc. 2004 Equity and Performance Plan, as assumed by SUPERVALU INC. (the “Plan”), under which key employees of the Company and its Affiliates may be granted Options to purchase shares of the Company’s common stock. Optionee has been selected by the Company to receive an Option subject to the provisions of this agreement. Capitalized terms that are used in this agreement, that are not defined, shall have the meanings ascribed to them in the Plan.

The Company and Optionee hereby agree as follows:

1.	Option Grant. The Company hereby grants to Optionee, subject to Optionee’s acceptance hereof, the right and option to purchase the number of Shares indicated below at the exercise price per Share indicated below. The Option has been designated as a Non-Qualified Stock Option (“NQ”) for tax purposes, the consequences of which are set forth in the prospectus that describes the Plan.

2.	Acceptance of Option and Stock Option Terms and Conditions. The Option is subject to and governed by the Stock Option Terms and Conditions attached hereto, and the Plan. To accept the Option, Optionee must sign and return a copy of this agreement to the Company within ninety (90) days after the Grant Date. By so doing, Optionee agrees to be bound by the Stock Option Terms and Conditions and the provisions of the Plan.

3.	Vesting, Exercise Rights and Expiration. Twenty percent (20%) of the Option shall vest on the Grant Date and the remaining portion shall vest in four (4) equal annual installments commencing on each anniversary of the Grant Date. The vested portion of the Option may be exercised in whole or part, subject to the Stock Option Terms and Conditions. Except as otherwise provided in the Stock Option Terms and Conditions, the Option will expire on the Expiration Date indicated below.

Option Number	Grant Date	Number of Shares	Type of Option	Exercise Price	Expiration Date

SUPERVALU INC.	OPTIONEE

Burt M. Fealing
Vice President, Corporate Secretary and Chief Securities Counsel

ALBERTSON’S, INC.

2004 EQUITY AND PERFORMANCE INCENTIVE PLAN

(As assumed by SUPERVALU INC.)

STOCK OPTION TERMS AND CONDITIONS

These Stock Option Terms and Conditions (“Terms and Conditions”) apply to the Option granted to you under the Albertson’s, Inc. 2004 Equity and Performance Incentive Plan, as assumed by SUPERVALU INC. (the “Plan”), pursuant to the Stock Option Agreement to which this document is attached. Capitalized terms that are used in this document, but are not defined, shall have the meanings ascribed to them in the Plan or the Stock Option Agreement.

1.	Vesting and Exercisability. The Option shall vest in cumulative installments as follows:

a)	As of the Grant Date, twenty percent (20%) of the Option shall immediately vest and twenty percent (20%) of the Shares subject to the Option shall then be available for purchase, provided you have signed and returned your Stock Option Agreement within the time period specified.

b)	On each anniversary of the Grant Date, an additional twenty percent (20%) of the Option shall vest and an additional twenty percent (20%) of the Shares subject to the Option shall then be available for purchase.

The vested portion of the Option may be exercised at any time, or from time to time, to purchase Shares. If in any year the full amount of Shares that may be purchased pursuant to the vested portion of the Option is not purchased, the remaining amount of such Shares shall be available for purchase during the remainder of the term of the Option.

2. Manner of Exercise. Except as provided in Section 8 below, you cannot exercise the Option unless at the time of exercise you are an employee of the Company or an Affiliate. Prior to your death, only you may exercise the Option. You may exercise the Option as follows:

a)	By delivering a “Notice of Exercise of Stock Option” to the Company at its principal office, attention: Corporate Secretary, stating the number of Shares being purchased and accompanied by payment of the full purchase price for such Shares (determined by multiplying the Exercise Price by the number of Shares to be purchased). [Note: In the event the Option is exercised by any person other than you pursuant to any of the provisions of Section 8 below, the Notice must be accompanied by appropriate proof of such person’s right to exercise the Option.]; or

b)	By entering an order to exercise the Option using E*TRADE’s OptionsLink website.

3. Method of Payment. The full purchase price for the Shares to be purchased upon exercise of the Option must be paid as follows:

a)	By delivering directly to the Company, cash or its equivalent payable to the Company;

b)	By delivering indirectly to the Company, cash or its equivalent payable to the Company through E*TRADE’s OptionsLink website; or

c)	By delivering Shares having a Fair Market Value as of the Exercise Date equal to the purchase price (commonly known as a “Stock Swap”); or

d)	By delivering the full purchase price in a combination of cash and shares.

4. Delivery of Shares. You shall not have any of the rights of a stockholder with respect to any Shares subject to the Option until such Shares are purchased by you upon exercise of the Option. Such Shares shall then be issued and delivered to you by the Company as follows:

a)	In the form of a stock certificate registered in your name or your name and the name of another adult person (21 years of age or older) as joint tenants, and mailed to your address; or

b)	In “book entry” form, i.e. registered with the Company’s stock transfer agent, in your name or your name and the name of another adult person (21 years of age or older) as joint tenants, and sent by electronic delivery to your brokerage account.

5. Withholding Taxes. You are responsible for the payment of any federal, state, local or other taxes that are required to be withheld by the Company upon exercise of the Option and you must promptly remit such taxes to the Company. You may elect to remit these taxes by:

a)	Delivering directly to the Company, cash or its equivalent payable to the Company;

b)	Delivering indirectly to the Company, cash or its equivalent payable to the Company through E*TRADE’s OptionsLink website;

c)	Having the Company withhold a portion of the Shares to be issued upon exercise of the Option having a Fair Market Value equal to the amount of federal and state income tax required to be withheld upon such exercise (commonly referred to as a “Tax Swap” or “Stock for Tax”); or

d)	Delivering Shares to the Company, other than the Shares issuable upon exercise of the Option, having a Fair Market Value equal to such taxes. [Note: In addition to delivering Shares to satisfy required tax withholding obligations, you may also elect to deliver additional Shares to the Company, other than the Shares issuable upon exercise of the Option, having a Fair Market Value equal to the amount of any additional federal or state income taxes imposed on you in connection with the exercise of the Option, provided such Shares have been held by you for a minimum of six (6) months.]

6. Change of Control. In the event of the occurrence of a Change of Control of the Company, the unvested portion of the Option shall immediately vest and the Option shall become immediately exercisable in full. The term “Change of Control”, means any of the following events:

a)	The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of twenty percent (20%) or more of either (A) the then outstanding shares of common stock of the Company or (B) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors; provided, however, that for purposes of this subsection (a), the following share acquisitions shall not constitute a Change of Control; (A) any acquisition directly from the Company or (B) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company; or

b)	The consummation of any merger or other business combination of the Company, the sale or lease of all or substantially all the Company’s assets or any combination of the foregoing transactions (each a “Transaction”) other than a Transaction immediately following which the stockholders of the Company and any trustee or fiduciary of any Company employee benefit plan immediately prior to the Transaction own at least sixty percent (60%) of the voting power, directly or indirectly, of (A) the surviving corporation in any such merger or other business combination; (B) the purchaser or lessee of the Company’s assets; or (C) both the surviving corporation and the purchaser or lessee in the event of any combination of Transactions; or

c)

Within any 24-month period, the persons who were directors immediately before the beginning of such period (the “Incumbent Directors”) shall cease (for any reason other than death) to constitute at least a majority of the Board of Directors of the Company or the board of directors of a successor to the Company.

For this purpose, any director who was not a director at the beginning of such period shall be deemed to be an Incumbent Director if such director was elected to the Board of Directors of the Company by, or on the recommendation of or with the approval of, at least three-fourths of the directors who then qualified as Incumbent Directors (so long as such director was not nominated by a person who has expressed an intent to effect a Change of Control or engage in a proxy or other control contest); or.

d)	Such other event or transaction as the Board of Directors of the Company shall determine constitutes a Change of Control.

You acknowledge that as a result of the foregoing acceleration of vesting and exercisability, to the extent that the aggregate Fair Market Value of all Shares subject to stock options that are Incentive Stock Options which are exercisable for the first time by you during any calendar year (under all plans of the Company and its subsidiaries, if any) exceeds $100,000, all or any portion of the Option, as well as any other stock option held by you, may become a stock option which is not an Incentive Stock Option.

7. Transferability. The Option shall not be transferable other than by will or the laws of descent and distribution. More particularly, the Option may not be assigned, transferred, pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Option contrary to these provisions, or the levy of an execution, attachment or similar process upon the Option, shall be void.

You may designate a beneficiary or beneficiaries to exercise your rights with respect to the Option upon your death. In the absence of any such designation, benefits remaining unpaid at your death shall be paid to your estate.

8. Effect of Termination of Employment. Following the termination of your employment with the Company or an Affiliate for any of the reasons set forth below, your right to exercise the Option, as well as that of your beneficiary or beneficiaries, shall be as follows:

a)	Voluntary or Involuntary. In the event your employment is terminated voluntarily or involuntarily for any reason other than retirement, death or permanent disability, you may exercise the Option prior to its Expiration Date, at any time within a period of up to three (3) months after such termination of employment, to the full extent of the number of Shares you were entitled to purchase under that portion of the Option which was vested as of the date of termination of your employment. However, the Committee may, in its sole and absolute discretion, except in the case of the termination of your employment following the occurrence of a Change of Control, during a period of seventy-five (75) days after such termination of employment and following ten (10) days’ written notice to you, reduce the period of time during which the Option may be exercised to any period of time designated by the Committee, provided such period is not less than ninety (90) days following termination of your employment.

b)	Retirement. You shall be deemed to have retired, solely for purposes of this Agreement, in the event that your employment terminates for any reason other than death or disability and you are at least 55 years of age.

(i)	In the event you retire and you have completed ten (10) or more years of service with the Company or an Affiliate, the unvested portion of the Option shall immediately vest in full. Thereafter, you may exercise the Option at any time prior to its Expiration Date, to the full extent of the Shares covered by the Option that were not previously purchased.

(ii)	In the event you retire and you have completed less than ten (10) years of service with the Company or an Affiliate, you may exercise the Option prior to its Expiration Date, at any time within a period of up to two (2) years after the date of your retirement, to the full extent of the number of Shares you were entitled to purchase under that portion of the Option which was vested as of the date of your retirement.

c)	Death Prior to Age 55. In the event your death occurs before you attain the age of fifty-five (55), while you are employed by the Company or an Affiliate, or within three (3) months after the termination of your employment, the unvested portion of the Option shall immediately vest in full. Thereafter, the Option may be exercised prior to its Expiration Date, by your beneficiary(ies), or a legatee(s) under your last will, or your personal representative(s) or the distributee(s) of your estate, to the full extent of the Shares covered by the Option that were not previously purchased:

(i)	At any time within a period of up to one (1) year after your death if such occurs while you are employed, or

(ii)	At any time within a period of up to one (1) year following the termination of your employment if your death occurs within three (3) months thereafter.

d)	Death After Age 55. In the event your death occurs after you attain the age of fifty-five (55), while you are employed by the Company or an Affiliate, or within three (3) months after the termination of your employment, the unvested portion of the Option shall immediately vest in full. Thereafter, the Option may be exercised prior to its Expiration Date, by your beneficiary(ies), or a legatee(s) under your last will, or your personal representative(s) or the distributee(s) of your estate, to the full extent of the Shares covered by the Option that were not previously purchased:

(i)	At any time, if you have completed ten (10) or more years of service with the Company or an Affiliate; or

(ii)	If you have completed less than ten (10) years of service with the Company or an Affiliate, then at any time within a period of up to one (1) year after the date of your death if such occurs while you are employed, or within a period of up to one (1) year after the date of termination of your employment if your death occurs within three (3) months thereafter.

e)	Disability Prior to Age 55. In the event your employment terminates before you attain the age of fifty-five (55), as a result of a permanent disability, the unvested portion of the Option shall immediately vest in full. Thereafter, the Option may be exercised prior to its Expiration Date, by you or by your personal representative(s), at any time within a period of up to one (1) year after your employment terminates due to such permanent disability, to the full extent of the Shares covered by the Option that were not previously purchased.

You shall be considered permanently disabled if you suffer from a medically determinable physical or mental impairment that renders you incapable of performing any substantial gainful employment, and is evidenced by a certification to such effect by a doctor of medicine approved by the Company. In lieu of such certification, the Company shall accept, as proof of permanent disability, your eligibility for long-term disability payments under the applicable Long-Term Disability Plan of the Company.

f)	Disability After Age 55. In the event your employment terminates as a result of a permanent disability after you attain the age of fifty-five (55), the unvested portion of the Option shall immediately vest in full. Thereafter, the Option may be exercised prior to its Expiration Date, by you or by your personal representative(s), to the full extent of the Shares covered by the Option that were not previously purchased:

(i)	At any time, if you have completed ten (10) or more years of service with the Company or an Affiliate; or

(ii)	If you have completed less than ten (10) years of service with the Company or an Affiliate, then at any time within a period of one (1) year after your employment terminates due to such permanent disability.

You shall be considered permanently disabled if you suffer from a medically determinable physical or mental impairment that renders you incapable of performing any substantial gainful employment, and is evidenced by a certification to such effect by a doctor of medicine approved by the Company. In lieu of such certification, the Company shall accept, as proof of permanent disability, your eligibility for long-term disability payments under the applicable Long-Term Disability Plan of the Company.

g)	Change in Duties/Leave of Absence. The Option shall not be affected by any change of your duties or position or by a temporary leave of absence approved by the Company, so long as you continue to be an employee of the Company or of an Affiliate.

9. Repurchase Rights. If you exercise the Option within six (6) months prior to or three (3) months after the date your employment with the Company or an Affiliate terminates for any reason, whether voluntary or involuntary, with or without cause (except as a result of death, permanent disability or retirement pursuant to the Company’s retirement plans then in effect), the Company shall have the right and option to repurchase from you, that number of Shares which is equal to the number you purchased upon such exercise(s) within such time periods, and you agree to sell such Shares to the Company.

The Company may exercise its repurchase rights by depositing in the United States mail a written notice addressed to you at the latest mailing address for you on the records of the Company (i) within thirty (30) days following the termination of your employment for the repurchase of Shares purchased prior to such termination, or (ii) within thirty (30) days after any exercise of the Option for the repurchase of Shares purchased after your termination of employment. Within thirty (30) days after the mailing of such notice, you shall deliver to the Company the number of Shares the Company has elected to repurchase and the Company shall pay to you in cash, as the repurchase price for such Shares upon their delivery, an amount which shall be equal to the purchase price paid by you for the Shares. If you have disposed of the Shares, then in lieu of delivering an equivalent number of Shares to the Company, you must pay to the Company the amount of gain realized by you from the disposition of the Shares exclusive of any taxes due and payable or commissions or fees arising from such disposition.

The Company may exercise its repurchase rights described above only in the event you are terminated for cause, or if you breach any of the covenants contained in Section 10 below.

If the Company exercises its repurchase option prior to the actual issuance and delivery to you of any Shares pursuant to the exercise of the Option, no Shares need be issued or delivered. In lieu thereof, the Company shall return to you the purchase price you tendered upon the exercise of the Option to the extent that it was actually received from you by the Company.

Following the occurrence of a Change of Control, the Company shall have no right to exercise the repurchase rights set forth in this Section.

10. Employee Covenants. In consideration of benefits described elsewhere in these Terms and Conditions and the Stock Option Agreement to which they apply, and in recognition of the fact that, as a result of your employment with the Company or any of its Affiliates, you have had or will have access to and gain knowledge of highly confidential or proprietary information or trade secrets pertaining to the Company or its Affiliates, as well as the customers, suppliers, joint ventures, licensors, licensees, distributors, or other persons and entities with whom the Company or any of its Affiliates does business (“Confidential Information”), which the Company or its Affiliates have expended time, resources, and money to obtain or develop and which have significant value to the Company and its Affiliates, you agree for the benefit of the Company and its Affiliates, and as a material condition to your receipt of benefits described elsewhere in these Terms and Conditions and accompanying the Stock Option Agreement, as follows:

a)

Non-Disclosure of Confidential Information. You acknowledge that you will receive access or have received access to Confidential Information about the Company or its Affiliates, that this information was obtained or developed by the Company or its Affiliates at great expense and is zealously guarded by the Company and its Affiliates from unauthorized disclosure, and that your possession of this special knowledge is due solely to your employment with the Company or one or more of its Affiliates. In recognition of the foregoing, you will not at any time during employment or following termination of employment for any reason, disclose, use or otherwise make available to any third party, any Confidential Information relating to the Company’s or any Affiliate’s business, products, services, customers, vendors, or suppliers; trade secrets, data, specifications, developments, inventions, and research activity; marketing and sales strategies, information, and techniques; long and short term plans; existing and prospective client, vendor, supplier, and employee lists, contacts, and information; financial, personnel, and information system information and applications; and any other information concerning the business of the Company or its Affiliates which is not disclosed to the general public or known in the industry, except for disclosure necessary in the course of your duties or with the express written consent of the Company. All Confidential Information, including all copies, notes regarding, and replications of such Confidential Information will remain the sole property of the Company or its Affiliate, as applicable, and must be returned to the Company or such Affiliate immediately upon termination of your employment.

b)	Return of Property. Upon termination of employment with the Company or any of its Affiliates, or at any other time at the request of the Company, you shall deliver to a designated Company representative all records, documents, hardware, software, and all other property of the Company or its Affiliates and all copies of such property in your possession. You acknowledge and agree that all such materials are the sole property of the Company or its Affiliates and that you will certify in writing to the Company at the time of delivery, whether upon termination or otherwise, that you have complied with this obligation.

c)	Non-Solicitation of Existing or Prospective Customers, Vendors, and Suppliers. You specifically acknowledge that the Confidential Information described in Section 10(a) includes confidential data pertaining to existing and prospective customers, vendors, and suppliers of the Company or its Affiliates; that such data is a valuable and unique asset of the business of the Company or its Affiliates; and that the success or failure of the their businesses depends upon the their ability to establish and maintain close and continuing personal contacts and working relationships with such existing and prospective customers, vendors, and suppliers and to develop proposals which are specific to such existing and prospective customers, vendors, and suppliers. Therefore, during your employment with the Company or any of its Affiliates and for the twelve (12) months following termination of employment for any reason, you agree that you will not, except on behalf of the Company or its Affiliates, or with the Company’s express written consent, solicit, approach, contact or attempt to solicit, approach, or contact, either directly or indirectly, on your own behalf or on behalf of any other person or entity, any existing or prospective customers, vendors, or suppliers of the Company or its Affiliates with whom you had contact or about whom you gained Confidential Information during your employment with the Company or its Affiliates for the purpose of obtaining business or engaging in any commercial relationship that would be competitive with the “Business of the Company” (as defined below in Section 10(e)(i)) or cause such customer, supplier, or vendor to materially change or terminate its business or commercial relationship with the Company or its Affiliates.

d)	Non-Solicitation of Employees. You specifically acknowledge that the Confidential Information described in Section 10(a) also includes confidential data pertaining to employees and agents of the Company or its Affiliates, and you further agree that during your employment with the Company or its Affiliates and for the twelve (12) months following termination of employment for any reason, you will not, directly or indirectly, on your own behalf or on behalf of any other person or entity, solicit, contact, approach, encourage, induce or attempt to solicit, contact, approach, encourage, or induce any of the employees or agents of the Company or its Affiliates to terminate their employment or agency with the Company or any of its Affiliates.

e)	Non-Competition. You covenant and agree that during your employment with the Company or any of its Affiliates and for the twelve (12) months following termination of employment for any reason, you will not, in any geographic market in which you worked on behalf of the Company or any of its Affiliates, or for which you had any sales, marketing, operational, logistical, or other management or oversight responsibility, engage in or carry on, directly or indirectly, as an owner, employee, agent, associate, consultant, partner, or in any other capacity, a business competitive with the Business of the Company. This Section 10(e) shall not apply in the event of a Change in Control as described in Section 6 above.

i)	The “Business of the Company” shall mean any business or activity involved in grocery or general merchandise retailing and supply chain logistics, including but not limited to grocery distribution, business-to-business portal, retail support services, and third-party logistics, of the type provided by the Company or its Affiliates, or presented in concept to you by the Company or its Affiliates at any time during your employment with the Company or any of its Affiliates.

ii)	To “engage in or carry on” shall mean to have ownership in such business (excluding ownership of up to 1% of the outstanding shares of a publicly-traded company) or to consult, work in, direct, or have responsibility for any area of such business, including but not limited to operations, logistics, sales, marketing, finance, recruiting, sourcing, purchasing, information technology, or customer service.

f)	No Disparaging Statements. You agree that you will not make any disparaging statements about the Company, its Affiliates, directors, officers, agents, employees, products, pricing policies or services.

g)	Remedies for Breach of These Covenants. Any breach of the covenants in this Section 10 likely will cause irreparable harm to the Company or its Affiliates for which money damages could not reasonably or adequately compensate the Company or its Affiliates. Accordingly, the Company or any of its Affiliates shall be entitled to all forms of injunctive relief (whether temporary, emergency, preliminary, prospective, or permanent) to enforce such covenants, in addition to damages and other available remedies, and you consent to the issuance of such an injunction without the necessity of the Company or any such Affiliate posting a bond or, if a court requires a bond to be posted, with a bond of no greater than $500 in principal amount. In the event that injunctive relief or damages are awarded to Company or any of its Affiliates for any breach by you of this Section 10, you further agree that the Company or such Affiliate shall be entitled to recover its costs and attorneys’ fees necessary to obtain such recovery. In addition, you agree that upon your breach of any covenant in this Section, the Option, and any other unexercised options issued under the Plan or any other stock option plans of the Company will immediately terminate.

h)	Enforceability of These Covenants. It is further agreed and understood by you and the Company that if any part, term, or provision of these Terms and Conditions should be held to be unenforceable, invalid, or illegal under any applicable law or rule, the offending term or provision shall be applied to the fullest extent enforceable, valid, or lawful under such law or rule, or, if that is not possible, the offending term or provision shall be struck and the remaining provisions of these Terms and Conditions shall not be affected or impaired in any way.

11. Arbitration. You and the Company agree that any controversy, claim, or dispute arising out of or relating to the Stock Option Agreement or the breach of any of these Stock Option Terms and Conditions, or arising out of or relating to your employment relationship with the Company or any of its Affiliates, or the termination of such relationship, shall be resolved by binding arbitration before a neutral arbitrator under rules set forth in the Federal Arbitration Act, except for claims by the Company relating to your breach of any of the employee covenants set forth in Section 10 above. By way of example only, claims subject to this agreement to arbitrate include claims litigated under federal, state and local statutory or common law, such as the Age Discrimination in Employment Act, Title VII of the Civil Rights Act of 1964, as amended, including the Civil Rights Act of 1994, the Americans with Disabilities Act, the law of contract and the law of tort. You and the Company agree that such claims may be brought in an appropriate administrative forum, but at the point at which you or the Company seek a judicial forum to resolve the matter, this agreement for binding arbitration becomes effective, and you and the Company hereby knowingly and voluntarily waive any right to have any such dispute tried and adjudicated by a judge or jury. The foregoing not to the contrary, the Company may seek to enforce the employee covenants set forth in Section 10 above, in any court of competent jurisdiction.

This agreement to arbitrate shall continue in full force and effect despite the expiration or termination of your Option or your employment relationship with the Company or any of its Affiliates. You and the Company agree that any award rendered by the arbitrator shall be final and binding and that judgment upon the final award may be entered in any court having jurisdiction thereof. The arbitrator may grant any remedy or relief that the arbitrator deems just and equitable, including any remedy or relief that would have been available to you, the Company or any of its Affiliates had the matter been heard in court. All expenses of the arbitration, including the required travel and other expenses of the arbitrator and any witnesses, and the costs relating to any proof produced at the direction of the arbitrator, shall be borne equally by you and the Company unless otherwise mutually agreed or unless the arbitrator directs otherwise in the award. The arbitrator’s compensation shall be borne equally by you and the Company unless otherwise mutually agreed or unless the law provides otherwise.

12. Severability. In the event that any portion of these Terms and Conditions shall be held to be invalid, the same shall not affect in any respect whatsoever the validity and enforceability of the remainder of these Terms and Conditions.

Exhibit 10.36

ALBERTSON’S, INC.

AMENDED AND RESTATED

1995 STOCK-BASED INCENTIVE PLAN

Section 1. General Purposes of Plan.

The name of this plan is the Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan (the “Plan”). The Plan, as amended and restated, was adopted on March 15, 2001 by the Board of Directors of Albertson’s, Inc. and approved by the stockholders of Albertson’s, Inc. on June 14, 2001. The Plan was originally adopted by the Board of Directors of Albertson’s, Inc. on April 5, 1995 and approved by the stockholders of Albertson’s, Inc. on May 26, 1995 and was previously amended and restated on August 31, 1998 and approved by the stockholders of Albertson’s, Inc. on November 12, 1998. The Plan was amended and restated effective December 9, 2002 to reflect revisions to Section 13 that shall apply only to Awards granted on or after that date. Most recently, the Plan was assumed by SUPERVALU INC. in connection with its acquisition of certain businesses formerly owned by Albertson’s, Inc. on June 2, 2006. The Plan was amended and restated effective April 17, 2007 to reflect revisions to Section 1, Section 2, Section 3, Section 4 and Section 21.

The purposes of the Plan are to promote the growth and profitability of the Company and its Subsidiaries by enabling them to attract and retain the best available personnel for positions of substantial responsibility, to provide key employees and non-employee directors with an opportunity for investment in the Company’s Common Stock, to give them an additional incentive to increase their efforts on behalf of the Company and its Subsidiaries, and to further align the long-term interests of key employees and non-employee directors with those of the stockholders. Awards granted under the Plan may be (a) options which may be designated as (i) Nonqualified Stock Options or (ii) Incentive Stock Options; (b) Stock Appreciation Rights; (c) Restricted or Deferred Stock; or (d) other forms of stock-based incentive awards.

Section 2. Definitions.

The terms defined in this Section 2 shall, for all purposes of this Plan, have the meanings herein specified:

(a) “Act” shall mean the Securities Exchange Act of 1934, as amended.

(b) “Administrator” shall mean the Board, or if the Board does not administer the Plan, the Committee in accordance with Section 4.

(c) “Award Agreement” shall mean a Stock Option Agreement or other written agreement between the Company and a Participant evidencing the number of shares of Common Stock, SARs or Units subject to the Award and setting forth the terms and conditions of the Award as the Committee may deem appropriate which shall not be inconsistent with the Plan.

(d) “Award Price” shall mean the Option Price in the case of an Option or the price to be paid for the shares of Common Stock, SARs or Units to be granted pursuant to an Award Agreement.

(e) “Awards” shall mean, collectively, (i) Options which may be designated as (A) Nonqualified Stock Options or (B) Incentive Stock Options; (ii) Stock Appreciation Rights (SARs); (iii) Restricted or Deferred Stock; or (iv) other forms of stock-based incentive awards as described in Section 10 hereof.

(f) “Board” or “Board of Directors” shall mean the Board of Directors of the Company.

(g) “Code” shall mean the Internal Revenue Code of 1986, as amended from time to time, or any successor thereto.

(h) “Commission” shall be the Securities and Exchange Commission.

(i) “Committee” shall mean the committee appointed by the Board of Directors pursuant to Section 4 hereof.

(j) “Common Stock” shall mean the Company’s presently authorized Common Stock, par value $1.00 per share, except as this definition may be modified pursuant to Section 14 hereof.

(k) “Company” shall mean SUPERVALU INC., a Delaware corporation, or any successor corporation.

(l) “Deferred Stock” shall mean deferred stock awards as described in Section 9 hereof.

(m) “Demotion” shall mean the reduction of an Optionee’s salary grade, job classification, or title (the Optionee’s job classification or title shall govern in cases where said job classification or title are not defined by means of a salary grade) with the Company to a level at which Options under this Plan or any other option plan of the Company have not been granted within the three years preceding such demotion.

(n) “Eligible Director” means a director of the Company who is not an employee of the Company or any Subsidiary or a Special Advisor to the Board.

(o) “Employee” or “Employees” shall mean key persons (including, but not limited to, employee members of the Board of Directors and officers) employed by the Company, or a Subsidiary thereof, on a full-time basis and who are compensated for such employment by a regular salary.

(p) “Fair Market Value” shall mean, with respect to any property (including, without limitation, any Common Stock or other securities), the fair market value of such property determined by such methods or procedures as shall be established from time to time by the Committee. Notwithstanding the foregoing and unless otherwise determined by the Committee, the Fair Market Value of a share of Common Stock as of a given date shall be, if the Common Stock is then listed on the New York Stock Exchange, the closing price of one share of Common Stock as reported on the New York Stock Exchange on such date or, if the New York Stock Exchange is not open for trading on such date, on the next date that the New York Stock Exchange is open for trading.

(q) “Incentive Stock Option” shall mean an “incentive stock option” as defined in Section 422 of the Code.

(r) “Mature Stock” shall mean Common Stock which was obtained through the exercise of an option under this Plan or any other plan of the Company, which is delivered to the Company in order to exercise an Option and which has been held continuously by an Optionee for the longer of: (i) six months or more, or (ii) any other period that may in the future be recognized under Generally Accepted Accounting Principles for purposes of defining the term “Mature Stock” in connection with such an Option exercise.

(s) “Nonqualified Stock Option” shall mean an Option that by its terms is designated as not being an Incentive Stock Option as defined above.

(t) “Option” shall mean the option to purchase shares of Common Stock set forth in a Stock Option Agreement between the Company and an Optionee and which may be granted as a Nonqualified Stock Option or an Incentive Stock Option.

(u) “Optionee” shall mean an eligible Employee or Eligible Director, as described in Section 5 hereof, who accepts an Option.

(v) “Option Price” shall mean the price to be paid for the shares of Common Stock being purchased pursuant to a Stock Option Agreement.

(w) “Option Period” shall mean the period from the date of grant of an Option to the date after which such Option may no longer be exercised.

Nothing in this Plan shall be construed to extend the termination date of the Option Period beyond the date set forth in the Stock Option Agreement.

(x) “Participant” shall be an Employee or Eligible Director who has been granted an Award under the Plan.

(y) “Plan” shall mean the Albertson’s, Inc. Amended and Restated 1995 Stock-Based Incentive Plan.

(z) “Restricted Stock” shall mean restricted stock awards as described in Section 9 hereof.

(aa) “SARs” shall mean stock appreciation rights as described in Section 8 hereof.

(bb) “Special Advisor” means an individual designated as such by the Board.

(cc) “Stock Appreciation Rights” shall mean stock appreciation rights as described in Section 8 hereof.

(dd) “Stock Option Agreement” shall mean the written agreement between the Company and Optionee setting forth the Option and the terms and conditions upon which it may be exercised.

(ee) “Subsidiary” shall mean any corporation in which the Company owns, directly or indirectly through Subsidiaries, at least 50% of the total combined voting power of all classes of stock, or any other entity (including, but not limited to, partnerships and joint ventures) in which the Company owns an interest of at least 50% of the total combined equity thereof.

(ff) “Successor” or “Successors” shall have the meaning set forth in Subsection C3(d) of Section 7 hereof.

(gg) “Unit” shall mean a unit of measurement which is measured by the Fair Market Value of the Common Stock.

Section 3. Effective Date and Term.

No Award shall be granted pursuant to the Plan on or after the tenth anniversary of May 26, 1995, the original effective date of the Plan, but Awards theretofore granted may extend beyond that date.

Section 4. Administration.

The Plan shall be administered by the Board in accordance with the requirements of Rule 16b-3 as promulgated by the Commission under the Act, or by the Executive Personnel & Compensation Committee of the Board plus such additional individuals as the Board shall designate in order to fulfill the Non-Employee Directors requirement of Rule 16b-3 and as such Rule may be amended from time to time, or any successor definition adopted by the Commission, or any other committee the Board may subsequently appoint to administer the Plan. Any committee so designated shall be composed entirely of individuals who meet the qualifications referred to in Rule 16b-3.

Any Awards under this Plan made to Eligible Directors are made to such non-employee directors solely in their capacity as directors.

Members of the Committee shall serve at the pleasure of the Board of Directors. Vacancies occurring in the membership of the Committee shall be filled by appointment by the Board of Directors.

The Committee shall keep minutes of its meetings. A majority of the Committee shall constitute a quorum thereof and the acts of a majority of the members present at any meeting of the Committee at which a quorum is present, or acts approved in writing by a majority of the entire Committee, shall be the acts of the Committee.

If at any time the Board shall not administer the Plan, then the functions of the Board shall be exercised by the Committee.

Section 5. Eligibility.

Subject to the provisions of the Plan, the Administrator shall determine and designate from time to time those key Employees and/or Eligible Directors of the Company or its Subsidiaries to whom Awards are to be granted, the number of shares of Common Stock, SARs or Units to be awarded from time to time to any individual and the length of the term of any Award. In determining the eligibility of an Employee or Eligible Director to receive an Award, as well as in determining the size of the Award to be made to any Employee or Eligible Director, the Administrator shall consider the position and responsibilities of the Employee or Eligible Director being considered, the nature and value to the Company or a Subsidiary of the Employee’s or Eligible Director’s services and accomplishments, the Employee’s or Eligible Director’s present and potential contribution to the success of the Company or its Subsidiaries and such other factors as the Administrator may deem relevant. An Employee or Eligible Director who has been granted an Award in one year shall not necessarily be entitled to be granted Awards in subsequent years.

More than one Award may be granted to an individual, but the aggregate number of shares of Common Stock, SARs or Units with respect to which an Award is made to any individual, during the life of the Plan may not, subject to adjustment as provided in Section 14 hereof, exceed 10% of the shares of Common Stock reserved for purposes of the Plan, in accordance with the provisions of Section 6 hereof.

Section 6. Number of Shares Subject to the Plan.

Under the Plan the maximum number and kind of shares with respect to which Awards may be granted, subject to adjustment in accordance with Section 14 hereof, is fifty million (50,000,000) shares of Common Stock; provided, however, that in the aggregate, not more than one-tenth (1/10) of such allotted shares may be made the subject of Awards other than Options and Stock Appreciation Rights. The Common Stock to be offered under the Plan may be either authorized and unissued shares or issued shares reacquired by the Company and presently or hereafter held as treasury shares. The Board of Directors has reserved for the purposes of the Plan a total of fifty million (50,000,000) of the authorized but unissued shares of Common Stock, subject to adjustment in accordance with Section 14 hereof.

If any shares as to which an Award granted under the Plan shall remain unvested and /or unexercised at the expiration thereof or shall be terminated unvested and/or unexercised, they may be the subject of further Awards provided that the Plan has not been terminated pursuant to Section 18 hereof. In addition, if any Option is exercised by tendering shares to the Company as full or partial payment of the exercise price in accordance with Subsection C of Section 7 hereof, the number of shares available under this Section 6 shall be increased by the number of shares so tendered.

Section 7. Stock Options.

The Administrator may grant Options which may be designated as (i) Nonqualified Stock Options or (ii) Incentive Stock Options. The grant of each Option shall be confirmed by a Stock Option Agreement (in a form prescribed by the Administrator) that shall be executed by the

Company and by the Optionee as promptly as practicable after such grant. The Stock Option Agreement shall expressly state or incorporate by reference the applicable provisions of this Plan pertaining to the type of Option granted.

A. Nonqualified Stock Options. A Nonqualified Stock Option is an Award in the form of an Option to purchase a specified number of shares of Common Stock during such specified time as the Administrator may determine, at a price determined by the Administrator that, unless approved by the stockholders of the Company, is not less than the Fair Market Value of the Common Stock on the date the Option is granted.

B. Incentive Stock Options. An Incentive Stock Option is an Award in the form of an Option to purchase Common Stock that is identified as an Incentive Stock Option, complies with the requirements of Code Section 422 or any successor section. Eligible Directors shall not be granted Incentive Stock Options.

C. Provisions Applicable to Either Nonqualified Stock Options or Incentive Stock Options.

1. Option Periods. The term of each Option granted under this Plan shall be for such period as the Administrator shall determine, but not more than 10 years from the date of grant thereof, or to earlier termination as herein after provided in Subsection 3 of this Subsection C.

2. Exercise of Options. Each Option granted under this Plan may be exercised on such date or dates during the Option Period for such number of shares as shall be prescribed by the provisions of the Stock Option Agreement evidencing such Option, provided that:

(a) An Option may be exercised, (i) only by the Optionee during the continuance of the Optionee’s employment by the Company or a Subsidiary, or (ii) after termination of the Optionee’s employment by the Company or a Subsidiary in accordance with the provisions of Subsection 3 of this Subsection C.

(b) An Option may be exercised by the Optionee or a Successor only by written notice (in the form prescribed by the Administrator) to the Company specifying the number of shares to be purchased.

(c) The aggregate Option Price of the shares as to which an Option may be exercised shall be paid in full upon exercise by any one or any combination of the following: cash, personal check, wire transfer, certified or cashier’s check or the transfer, either actually or by attestation, of certificates for Mature Stock or other Common Stock which was not obtained through the exercise of a stock option, endorsed in blank or accompanied by executed stock powers with signatures guaranteed by a national bank or trust company or a member of a national securities exchange.

As soon as practicable after receipt by the Company of notice of exercise and of payment in full of the Option Price of the shares with respect to which an Option has been exercised and any applicable taxes, a certificate or certificates representing such shares shall be registered in the name of the Optionee or the Optionee’s Successor and shall be delivered to the Optionee or the Optionee’s Successor. An Optionee or Successor shall have no rights as a stockholder with respect to any shares covered by the Option until the Optionee or Successor shall have become the holder of record of such shares, and, except as provided in Section 14 hereof, no adjustments shall be made for dividends (ordinary or extraordinary, whether in cash, securities or other property) or distributions or other rights in respect of such shares for which the record date is prior to the date on which the Optionee or Successor shall have become the holder of record thereof.

3. Termination of Employment; Demotion. The effect of the Demotion (as “Demotion” is defined in Subsection 2(m) of this Plan) of an Optionee by the Company or of the termination of an Optionee’s employment or, in the case of an Eligible Director, service, with the Company or a Subsidiary shall be as follows:

(a) Involuntary Termination or Demotion. If the employment or, in the case of Eligible Director, the service, of an Optionee is terminated involuntarily by the Company or a Subsidiary or if the Optionee receives a Demotion, the right to exercise any outstanding Options, to the extent exercisable, held by such Optionee shall terminate, notwithstanding any other provisions herein, on the date such Options expire or three months following such Demotion or involuntary termination, whichever first occurs, or such other period (not beyond the expiration date of the Option) as determined by the Committee and set forth in the Stock Option Agreement at the time such Option is granted or thereafter; it being understood, however, that such right to exercise any outstanding Options during such period shall only exist to the extent such Options were exercisable immediately preceding such Demotion or involuntary termination of employment or service under the provisions of the applicable agreements relating thereto, unless the Administrator, in its sole discretion, specifically waives in writing the restrictions relating to exercisability, if any, contained in such agreements. Upon expiration of such period, all of such Optionee’s rights under any Option shall lapse and be without further force or effect.

(b) Disability. If the employment or, in the case of an Eligible Director, the service, of an Optionee is interrupted by reason of a “disability,” as defined in Albertson’s, Inc. Employees’ Disability Benefits Plan or a successor plan or Albertson’s Southern Region Employees’ Disability Benefits Plan or a successor plan (collectively referred to herein as the “Disability Plan”) and a determination has been made by the trustees under the Disability Plan that such Optionee is eligible to receive disability payments thereunder (or, in the case of an Eligible Director, would otherwise have been entitled to receive such disability payments thereunder if he or she was an employee) (“Disability Determination”), the right to exercise any outstanding Options, to the extent exercisable, held by such Optionee shall terminate, notwithstanding any other provisions herein, on the date such Options expire or within three years of the date that the first payment is made pursuant to the Disability Determination, whichever is the shorter period, or such other period (not beyond the expiration date of the Option) as determined by the Committee and set forth in the Stock Option Agreement at the time such Option is granted or thereafter; it being understood, however, that such right to exercise any outstanding Options during such period shall only exist to the extent such Options were exercisable immediately preceding the date of the Disability Determination under the provisions of the applicable agreements relating thereto, unless the Administrator in its sole discretion, specifically waives in writing the restrictions relating to exercisability, if any, contained in such agreements. Upon expiration of such period, all of such Optionee’s rights under any Option shall lapse and be without further force or effect.

(c) Retirement. If an Optionee’s employment terminates as the result of retirement of the Optionee under any retirement plan of the Company or a Subsidiary or, in the case of an Eligible Director whose service terminates on or after attaining age 65, or age 55 with 10 years of service as a director, an Optionee with a Nonqualified Stock Option may exercise any outstanding Nonqualified Stock Option at any time prior to the expiration date of the Nonqualified Stock Option, or such other period as determined by the Committee and set forth in the Stock Option Agreement at the time such Option is granted or thereafter, and an Optionee with an Incentive Stock Option may exercise any outstanding Incentive Stock Option at any time prior to the expiration date of the Incentive Stock Option or within three months following the effective date of the Optionee’s retirement, whichever is the shorter period; it being understood, however, that such right to exercise Options during such applicable periods shall only exist to the extent such Options were exercisable on the date of such termination under the provisions of the applicable agreements relating thereto, unless the Administrator, in its sole discretion, specifically waives in writing the restrictions relating to exercisability, if any, contained in such agreements. Upon expiration of such applicable period all of such Optionee’s rights under the Option shall lapse and be without further force or effect.

(d) Death. (i) If an Optionee shall die while an Employee or while serving as a director or within three months after the date that a determination is made under the Disability Plan that such Optionee is, or in the case of an Eligible Director, would have been, eligible to receive disability payments thereunder, the Optionee’s Option or Options may be exercised by the person or persons entitled to do so under the Optionee’s will or, if the Optionee shall have failed to make testamentary disposition of such Options or shall have died intestate, by the Optionee’s legal representative or representatives (such person, persons, representative or representatives are referred to herein as the “Successor” or “Successors” of an Optionee), in either case at any time prior to the expiration date of such Options or within three years of the date of the Optionee’s death, whichever is the shorter period, or such other period (not beyond the expiration date of the Option) as determined by the Committee and set forth in the Stock Option Agreement at the time such Option is granted or thereafter; it being understood, however, that such right to exercise Options during such period shall only exist to the extent such Options were exercisable on the date of the Optionee’s death under the provisions of the applicable agreements relating thereto, unless the Administrator, in its sole discretion, specifically waives in writing the restrictions relating to exercisability, if any, contained in such agreements. Upon expiration of such period, all of such Optionee’s rights under any Option shall lapse and be without further force or effect. (ii) If an Optionee shall die within three months after the involuntary termination of the Optionee’s employment, the Optionee’s Options may be exercised by the Optionee’s Successors at any time prior to the expiration date of such Options or within one year of the date of the Optionee’s death, whichever is the shorter period, or such other period (not beyond the expiration date of the Option) as determined by the Committee and set forth in the Stock Option Agreement at the time such Option is granted or thereafter; it being understood, however, that such right to exercise Options during such period shall only exist to the extent such Options were exercisable on the date of the Optionee’s retirement or termination of employment under the provisions of the applicable agreements relating thereto, unless the Administrator, in its sole discretion, specifically waives in writing the restrictions relating to exercisability, if any, contained in such agreements. Upon expiration of such period all of such Optionee’s rights under any Option shall lapse and be without further force or effect. (iii) If an Optionee shall die after the Optionee’s retirement, the Optionee’s Options may be exercised by the Optionee’s Successors in accordance with Section 7(C)(3)(c) hereof.

(e) Voluntary or Other Termination. If the employment or, in the case of an Eligible Director, the service, of an Optionee shall terminate voluntarily or for any reason other than as set forth in Paragraphs (a), (b), (c) or (d) above, the Optionee’s rights under any then outstanding Options shall terminate on the date of such termination of employment or service; provided, however, the Administrator may, in its sole discretion, take such action as it considers appropriate to waive in writing such automatic termination and/or the restrictions, if any, contained in the applicable agreements relating thereto.

(f) To the extent that an Option may be exercised during a period designated (expressly or pursuant to an action of the Administrator) in Subsection C3 of this Section 7, unless exercised within such designated period, the Option shall thereafter be null and void.

(g) Notwithstanding anything to the contrary herein, service as a Special Advisor shall be treated as service as an Eligible Director for all purposes and no termination of service shall be deemed to occur in the event an Eligible Director is designated as a Special Advisor in connection with a Director’s termination of directorship.

4. Other Terms. The Administrator may not reduce the exercise price of an Option after the date of its grant. Options granted pursuant to the Plan may contain such other terms, restrictions, provisions and conditions not inconsistent herewith as may be determined by the Administrator.

Section 8. Stock Appreciation Rights.

(a) A stock appreciation right or SAR is a right to receive, upon surrender of the right, but without payment, an amount payable in cash. The amount payable with respect to each SAR shall be equal in value to the excess, if any, of the Fair Market Value of a share of Common Stock on the exercise date over the exercise price of the SAR. The exercise price of the SAR shall be determined by the Administrator and shall not be less than the Fair Market Value of a share of Common Stock on the date the SAR is granted.

In the case of an SAR granted in tandem with an Incentive Stock Option to an Employee who is a Ten Percent Shareholder on the date of such grant, the amount payable with respect to each SAR shall be equal in value to the excess, if any, of the Fair Market Value of a share of Common Stock on the exercise date over the exercise price of the SAR, which exercise price shall not be less than 110% of the Fair Market Value of a share of Common Stock on the date the SAR is granted.

(b) The exercise price shall be established by the Administrator at the time the SAR is granted. A SAR may contain such other terms, restrictions, provisions and conditions not inconsistent herewith as may be determined by the Administrator.

Section 9. Restricted Stock/Deferred Stock.

(a) Restricted Stock is Common Stock of the Company that is issued to a Participant at a price determined by the Administrator, which price may be zero (if permitted by law), and is subject to restrictions on transfer and/or such other restrictions on incidents of ownership as the Administrator may determine.

Restricted Stock may contain such other terms, restrictions, provisions and conditions not inconsistent herewith as may be determined by the Administrator.

(b) Deferred Stock is an Award of Common Stock which is made to a Participant at a price determined by the Administrator, which price may be zero (if permitted by law) and which is not issued to the Participant until all the restrictions on transfer and/or such other restrictions on incidents of ownership as the Administrator has determined have lapsed. Deferred Stock may contain such other terms, restrictions, provisions and conditions not inconsistent herewith as may be determined by the Administrator.

(c) The Administrator may provide that the restrictions on shares of Restricted Stock or any other Award shall lapse upon the achievement by the Company of specified performance goals. Such performance goals may be expressed in terms of one or more financial or other objective goals listed below which may be Company-wide or otherwise, including on a division basis, regional basis or on an individual basis. Financial goals may be expressed in terms of sales, earnings per share, stock price, return on equity, net earnings growth, net earnings, related return ratios, cash flow, earnings before interest, taxes, depreciation and amortization (EBITDA), return on assets, total stockholder return, reductions in the Company’s overhead ratio and/or expense to sales ratios, or any one or more of the foregoing. Any criteria may be measured in absolute terms or as compared to another company or companies. To the extent applicable, any such performance goal shall be determined (i) in accordance with the Company’s audited financial statements and generally accepted accounting principles and reported upon by the Company’s independent accountants or (ii) so that a third party having knowledge of the relevant facts could determine whether such performance goal is met.

Section 10. Other Stock-Based Incentive Awards.

The Administrator may from time to time grant Awards under this Plan that provide the Participant with the right to purchase Common Stock or that are valued by reference to the Fair Market Value of the Common Stock (including, but not limited to, phantom securities or dividend equivalents). Such Awards shall be in a form determined by the Administrator, provided that such Awards shall not be inconsistent with the terms and purposes of the Plan. The Administrator will determine the price of any Award and may accept any lawful consideration therefore. Such Awards may contain such other terms, restrictions, provisions and conditions not inconsistent herewith as may be determined by the Administrator.

Section 11. No Right to Continued Employment.

Neither the Plan nor any Awards granted under the Plan shall be deemed to confer upon any Employee any right to continued employment by the Company or any Subsidiary, and shall not interfere in any way with the right of the Company or any Subsidiary to demote or discharge the Employee for any reason at any time.

Nothing contained in the Plan shall prevent the Board from adopting other or additional compensation arrangements, subject to stockholder approval if such approval is required; and such arrangements may be either generally applicable or applicable only in specific cases.

Section 12. Listing and Registration of Shares.

If at any time the Board of Directors shall determine, in its discretion, that the listing, registration or qualification of any of the shares subject to Awards under the Plan upon any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of or in connection with the purchase or issuance of shares thereunder, no outstanding Awards may be exercised in whole or in part and/or shares so purchased or issued unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Board of Directors. The Board of Directors may require any person exercising an Award to make such representations and furnish such information as it may consider appropriate in connection with the issuance or delivery of the shares in compliance with applicable law and shall have the authority to cause the Company at its expense to take any action related to the Plan that may be required in connection with such listing, registration, qualification, consent or approval.

Section 13. Acceleration of Awards Upon Change in Control and Termination of Employment.

(a) Notwithstanding anything to the contrary contained elsewhere in this Plan or under the terms of any Award Agreement, upon a Change in Control, each outstanding Award shall become immediately vested and/or exercisable for the total remaining number of shares of Common Stock, SARs or Units covered by the Award.

(b) Notwithstanding anything to the contrary contained elsewhere in this Plan or under the terms of any Award Agreement, if any Participant’s employment with the Company is terminated by the Company prior to a Change in Control without Cause (as defined below) at the direction of a “person” (as defined for purposes of Section 13(d) of the Act) who has entered into an agreement with the Company the consummation of which will constitute a Change in Control, the Award of such terminated Participant shall become immediately exercisable, as of the date immediately preceding such date of termination, for the total remaining number of shares of Common Stock, SARs or Units covered by the Award. For purposes of this Section, “Cause” shall mean (i) the willful and continued failure by the Participant to substantially perform his or her duties with the Company (other than due to incapacity due to physical or mental illness) or (ii) the willful engaging by the Participant in conduct which is demonstrably and materially injurious to the Company or its Subsidiaries.

(c) For purposes of this Section 13, “Change in Control” shall mean the occurrence of any of the following events:

(i) the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Act) (a “Person”) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Act) of 20% or more of the combined voting power of the then-outstanding Voting Stock (as defined in subsection 13(e) below) of the Company; provided, however, that: (1) for purposes of this Subsection 13(c)(i), the following acquisitions shall not constitute a Change in Control: (A) any acquisition of Voting Stock of the Company directly from the Company that is approved by a majority of the Incumbent Directors (as defined in Subsection 13(d) below), (B) any acquisition of Voting Stock of the Company by the Company or any Subsidiary, (C) any acquisition of Voting Stock of the Company by any employee benefit plan (or related trust) sponsored or maintained by the Company or any Subsidiary, and (D) any acquisition of Voting Stock of the Company by any Person pursuant to a Business Combination (as defined below) that complies with clauses (A), (B) and (C) of Subsection 13(c)(iii) below; (2) if any Person acquires beneficial ownership of 20% or more of combined voting power of the then-outstanding Voting Stock of the Company as a result of a transaction described in clause (1)(A) of Subsection 13(c)(i) above and such Person thereafter becomes the beneficial owner of any additional shares of Voting Stock of the Company representing 1% or more of the then-outstanding Voting Stock of the Company, other than in an acquisition directly from the Company that is approved by a majority of the Incumbent Directors or other than as a result of a stock dividend, stock split or similar transaction effected by the Company in which all holders of Voting Stock are treated equally, such subsequent acquisition shall be treated as a Change in Control; (3) a Change in Control will not be deemed to have occurred if a Person acquires beneficial ownership of 20% or more of the Voting Stock of the Company as a result of a reduction in the number of shares of Voting Stock of the Company outstanding unless and until such Person thereafter becomes the beneficial owner of any additional shares of Voting Stock of the Company representing 1% or more of the then-outstanding Voting Stock of the Company, other than as a result of a stock dividend, stock split or similar transaction effected by the Company in which all holders of Voting Stock are treated equally; and (4) if at least a majority of the Incumbent Directors determine in good faith that a Person has acquired beneficial ownership of 20% or more of the Voting Stock of the Company inadvertently, and such Person divests as promptly as practicable a sufficient number of shares so that such Person beneficially owns less than 20% of the Voting Stock of the Company, then no Change in Control shall have occurred as a result of such Person’s acquisition; or

(ii) a majority of the Directors are not Incumbent Directors; or

(iii) the consummation of a reorganization, merger or consolidation, or sale or other disposition of all or substantially all of the assets of the Company or the acquisition of assets of another corporation, or other transaction (each, a “Business Combination”), unless, in each case, immediately following such Business Combination (A) all or substantially all of the individuals and entities who were the beneficial owners of Voting Stock of the Company immediately prior to such Business Combination beneficially own, directly or indirectly, more than 60% of the combined voting power of the then outstanding shares of Voting Stock of the entity resulting from such Business Combination (including, without limitation, an entity which as a result of such transaction owns the Company or all or substantially all of the Company’s assets either directly or through one or more subsidiaries), (B) no Person (other than the Company, such entity resulting from such Business Combination, or any employee benefit plan (or related trust) sponsored or maintained by the Company, any Subsidiary or such entity resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of the combined voting power of the then outstanding shares of Voting Stock of the entity resulting from such Business Combination, and (C) at least a majority of the members of the Board of Directors of the entity resulting from such Business Combination were Incumbent Directors at the time of the execution of the initial agreement or of the action of the Board providing for such Business Combination; or approval by the shareholders of the Company of a complete liquidation or dissolution of the Company, except pursuant to a Business Combination that complies with clauses (A), (B) and (C) of Subsection 13(c)(iii).

(d) For purposes of this Section 13, “Incumbent Directors” means the individuals who, as of the date hereof, are Directors of the Company and any individual becoming a Director subsequent to the date hereof whose election, nomination for election by the Company’s shareholders, or appointment, was approved by a vote of at least two-thirds of the then Incumbent Directors (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without objection to such nomination); provided, however, that an individual shall not be an Incumbent Director if such individual’s election or appointment to the Board occurs as a result of an actual or threatened election contest (as described in Rule 14a-12(c) of the Act) with respect to the election or removal of Directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board.

(e) For purposes of this Section 13, “Voting Stock” means securities entitled to vote generally in the election of directors.

Section 14. Adjustments.

In the event of any merger, reorganization, consolidation, recapitalization, stock dividend, stock split-up, reverse stock split, combination of shares or other change in corporate structure affecting the Common Stock, a substitution or adjustment shall be made in (i) the aggregate number of shares reserved for issuance under the Plan, and (ii) the kind, number and Award Price of shares subject to outstanding Awards granted under the Plan as may be determined by the Administrator, in its sole discretion, provided that the number of shares subject to any Award shall always be a whole number. Such other substitutions or adjustments shall be made as may be determined by the Administrator, in its sole discretion.

Upon any adjustment made pursuant to this Section 14 the Company will, upon request, deliver to the Participant or to the Participant’s Successors a certificate of its Secretary setting forth the Award Price thereafter in effect and the number and kind of shares or other securities thereafter purchasable upon the exercise of such Award.

Section 15. Use of Proceeds.

The proceeds received by the Company from the sale of shares pursuant to Options granted under this Plan or from the exercise of other Awards shall be available for general corporate purposes.

Section 16. Tax Withholding.

The Administrator may establish such rules and procedures as it considers desirable in order to satisfy any obligation of the Company and any Subsidiary to withhold federal income taxes or other taxes with respect to any Award made under the Plan. Such rules and procedures may provide (i) in the case of Awards paid in shares of Common Stock, that the person receiving the Award may satisfy the withholding obligation by instructing the Company to withhold shares of Common Stock otherwise issuable upon exercise of such Award in order to satisfy such withholding obligation and (ii) in the case of an Award paid in cash, that the withholding obligation shall be satisfied by withholding the applicable amount and paying the net amount in cash to the Participant.

Section 17. Nontransferability.

No Award shall be transferable by the Participant otherwise than by will or by the laws of descent and distribution or, in the case of an Award other than an Incentive Stock Option, pursuant to a domestic relations order (within the meaning of Rule 16a-12 promulgated under the Act), and such Award shall be exercisable during the lifetime of an Participant only by the Participant or his or her guardian or legal representative. Notwithstanding the foregoing, the Administrator may set forth in the Award Agreement evidencing an Award (other than an Incentive Stock Option) at the time of grant or thereafter, that the Award may be transferred to members of the Participant’s immediate family, to trusts solely for the benefit of such immediate family members and to partnerships in which such family members and/or trusts are the only partners, and for purposes of this Plan, a transferee of an Award shall be deemed to be the Participant. For this purpose, immediate family means the Participant’s spouse, parents, children, stepchildren and grandchildren and the spouses of such parents, children, stepchildren and grandchildren. The terms of an Award shall be final, binding and conclusive upon the beneficiaries, executors, administrators, heirs and successors of the Participant.

Section 18. Interpretation, Amendments and Termination.

The Administrator may make such rules and regulations and establish such procedures for the administration of the Plan as it deems appropriate. In the event of any dispute or disagreement as to the interpretation of this Plan or of any rule, regulation or procedure, or as to any question, right or obligation arising from or related to the Plan, the decision of the Administrator shall be final and binding upon all persons.

The Board may amend, alter or discontinue the Plan, but no amendment, alteration, or discontinuation shall be made that would impair the rights of a Participant under any Award theretofore granted without such Participant’s consent, or that, without the approval of the Company stockholders, would:

(a) except as provided in Section 14, increase the total number of shares of Common Stock reserved for the purposes of the Plan;

(b) change the Employees or class of Employees eligible to participate in the Plan;

(c) extend the maximum period during which Awards may be granted; or

(d) change the provisions of subsections 7.A. and B. requiring stockholder approval of the grant of an Option at less than the Fair Market Value of the Common Stock on the date the Option is granted or of subsection 7.C.4. prohibiting the reduction in the exercise price of an Option after the date of its grant.

Other than as set forth above, stockholder approval under this Section 18 shall be required only at such times and under such circumstances as stockholder approval would be required under Rule 16b-3 of the Act with respect to any material amendment to any employee benefit plan of the Company.

The Administrator may amend the terms of any award theretofore granted, prospectively or retroactively, but, subject to Section 14 above, no such amendment shall impair the rights of any holder without his or her consent. The Board of Directors may, in its discretion, terminate this Plan at any time.

Termination of the Plan shall not affect the rights of Participants or their Successors under any Awards outstanding and not exercised in full on the date of termination.

Section 19. General Provisions.

No Award may be exercised by the holder thereof if such exercise, and the receipt of cash or stock thereunder, would be, in the opinion of counsel selected by the Administrator, contrary to law or the regulations of any duly constituted authority having jurisdiction over the Plan.

Absence on leave approved by a duly constituted officer of the Company or any of its Subsidiaries shall not be considered interruption or termination of service of any Employee for any purposes of the Plan or Awards granted thereunder, except that no Awards may be granted to an Employee while he or she is absent on leave.

No Participant shall have any rights as a stockholder with respect to any shares subject to Awards granted to him or her under the Plan prior to the date as of which he or she is actually recorded as the holder of such shares upon the stock records of the Company.

Nothing contained in the Plan or in Awards granted thereunder shall confer upon any Employee any right to continue in the employ of the Company or any of its Subsidiaries or interfere in any way with the right of the Company or any of its Subsidiaries to terminate his or her employment at any time.

Any Award Agreement may provide that stock issued upon exercise of any Award may be subject to such restrictions, including, without limitation, restrictions as to transferability and restrictions constituting substantial risks or forfeiture as the Committee may determine at the time such Award is granted.

Section 20. Indemnification and Exculpation.

Each person who is or shall have been a member of the Board of Directors or of the Committee administering the Plan shall be indemnified and held harmless by the Company against and from any and all loss, cost, liability or expense that may be imposed upon or reasonably incurred by such person in connection with or resulting from any claim, action, suit or proceeding to which such person may be or become a party or in which such person may be or become involved by reason of any action taken or failure to act under the Plan and against and from any and all amounts paid by such person in settlement thereof (with the Company’s written approval) or paid by such person in satisfaction of a judgment in any such action, suit or proceeding, except a judgment in favor of the Company based upon a finding of such person’s lack of good faith; subject, however, to the condition that, upon the institution of any claim, action, suit or proceeding against such person, such person shall in writing give the Company an opportunity, at its own expense, to handle and defend the same before such person undertakes to handle and defend it on such person’s behalf. The foregoing right of indemnification shall not be exclusive of any other right to which such person may be entitled as a matter of law or otherwise, or any power that the Company may have to indemnify or hold such person harmless.

Each member of the Board of Directors or of the Committee administering the Plan, and each officer and employee of the Company, shall be fully justified in relying or acting in good faith upon any information furnished in connection with the administration of the Plan by any appropriate person or persons other than such person. In no event shall any person who is or shall have been a member of the Board of Directors or of the Committee administering the Plan, or an officer or employee of the Company be held liable for any determination made or other action taken or any omission to act in reliance upon any such information, or for any action (including the furnishing of information) taken or any failure to act, if in good faith.

Section 21. Notices.

All notices under the Plan shall be in writing, and if to the Company, shall be delivered to the Secretary of the Company or mailed to its principal office, 11840 Valley View Road, P.O. Box 990, Minneapolis, MN 55440, addressed to the attention of the Secretary; and if to a Participant, shall be delivered personally or mailed to the Participant at the address appearing in the payroll records of the Company or a Subsidiary. Such addresses may be changed at any time by written notice to the other party.

EXHIBIT 10.66

SUMMARY OF NON-EMPLOYEE DIRECTOR COMPENSATION

Cash Compensation: Non-employee directors shall receive the following remuneration:

Cash Retainer	$50,000 per year, payable quarterly
Board Meeting Fee	$ 1,800 per meeting
Lead Director Fee	$25,000 per year, payable quarterly
Committee Meeting Fee	$ 1,000 per meeting
Committee Chairperson Fees:
Audit	$25,000 per year, payable quarterly
Compensation	$ 9,000 per year, payable quarterly
Director Affairs	$ 8,000 per year, payable quarterly
Finance	$ 8,000 per year, payable quarterly

Stock Options:	6,000 shares on election to Board and 6,000 shares each year thereafter at the time of the Company’s Annual Meeting.

Deferred Stock:	$50,000 worth of Company stock credited to director’s account under the Non-Employee Directors Deferred Stock Plan each year on July 1, with distribution deferred until retirement.

Directors may elect to defer payment of their fees under one or more of the following arrangements:

Deferred Cash Plan:	Directors may defer cash fees and other cash compensation into a deferred compensation plan. Interest adjusts annually. Amounts deferred are payable after the director leaves the Board either in lump sum or over time.

Deferred Stock Plan:	The annual deferred stock payment is automatically placed in the Deferred Stock Plan. Directors may also elect to have all cash fees credited into the Deferred Stock Plan, in which case the director will receive a 10 percent increase in that compensation. Dividends are credited to the directors’ accounts and reinvested in Company stock. Payouts are in the form of stock, either in lump sum or over time after the director leaves the Board.

Exhibit 12.1

SUPERVALU INC.

Ratio of Earnings to Fixed Charges

(unaudited)

	Fiscal years ended
	February 24, 2007	February 25, 2006	February 26, 2005	February 28, 2004	February 22, 2003
	(In millions, except ratios)
Earnings before income taxes	$747	$329	$601	$455	$408
Less undistributed earnings of less than fifty percent owned affiliates	5	12	3	(16)	(16)

Earnings before income taxes	752	341	604	439	392
Interest expense	600	139	138	166	182
Interest on operating leases	155	48	44	44	45

Subtotal	1,507	528	786	649	619

Total fixed charges	$755	$187	$183	$210	$227

Ratio of earnings to fixed charges	2.00	2.82	4.30	3.09	2.72

Exhibit 21.1

SUPERVALU Subsidiaries as of 3/31/2007

14 North Main Street LLC	Massachusetts Limited Liability Company
18 NMS LLC	Massachusetts Limited Liability Company
28 Pond Street Realty, LLC	New Hampshire
300 Main Street Realty, LLC	New Hampshire
693 Randolph Avenue LLC	Massachusetts Limited Liability Company
861 Edgell Road LLC	Massachusetts Limited Liability Company
99 Water Street LLC	Massachusetts Limited Liability Company
ABS Finance Co., Inc.	Delaware
ABS Insurance Ltd.	Bermuda
ABS Procurement Co.	Grand Cayman
Acme Markets, Inc.	Delaware
Adrian Realty Trust	Massachusetts
Advantage Logistics – PA LLC	Pennsylvania Limited Liability Company
Advantage Logistics - Southeast, Inc.	Alabama
Advantage Logistics Southwest, Inc.	Arizona
Advantage Logistics USA East L.L.C.	Delaware Limited Liability Company
Advantage Logistics USA West L.L.C.	Delaware Limited Liability Company
Advantage Logistics USA, Inc.	Delaware
Albertsons ASSIST Inc.	Idaho
Albertson’s Liquors, Inc.	Wyoming
Albertsons Stores Charitable Foundation, Inc.	Idaho
Amadan LLC	Massachusetts Limited Liability Company
American Drug Stores LLC	Delaware Limited Liability Company
American Partners, L.P.	Indiana Limited Partnership
American Procurement And Logistics Company LLC	Delaware Limited Liability Company
American Stores Charitable Foundation	Utah
American Stores Company, LLC	Delaware Limited Liability Company
APLC Procurement, Inc.	Utah
Arden Hills 2003 L.L.C.	Delaware Limited Liability Company
Arles, LLC	New Hampshire
ASC Communications, Inc.	Delaware
ASC Media Services, Inc.	Utah
ASP Realty, Inc.	Delaware
BAI Property LLC	Massachusetts Limited Liability Company
BE Development LLC	Massachusetts Limited Liability Company
Beryl American Corporation	Vermont
Blaine North 1996 L.L.C.	Delaware Limited Liability Company
Bloomington 1998 L.L.C.	Delaware Limited Liability Company
BP Realty, LLC	Massachusetts Limited Liability Company
Bristol Farms	California
Brockton Corporation	Vermont
Burnsville 1998 L.L.C.	Delaware Limited Liability Company
Butson’s Enterprises of Vermont, Inc.	Vermont
Butson’s Enterprises, Inc.	New Hampshire
Butson’s Enterprises of Massachusetts, Inc.	Massachustts
Cambridge 2006 L.L.C.	Delaware Limited Liability Company
Cambridge Charter Realty I LLC	Massachusetts Limited Liability Company
CH Project LLC	Massachusetts Limited Liability Company
Champlin 2005 L.L.C.	Delaware Limited Liability Company
Clifford W. Perham, Inc.	Maine
Clyde Evans Markets, Inc.	Ohio
Coon Rapids 2002 L.L.C.	Delaware Limited Liability Company
Dartmouth Charter LLC	Massachusetts Limited Liability Company
Deals - Nothing Over A Dollar, LLC	Missouri
Diamond Lake 1994 L.L.C.	Delaware Limited Liability Company
Diamond Lake 2004, LLC	Minnesota Limited Liability Company

Discount Books East Corporation	Delaware
East Hampton Realty, LLC	Massachusetts Limited Liability Company
East High Street LLC	Massachusetts Limited Liability Company
Eastern Beverage, Inc.	Maryland
Eastern Region Management Corporation	Virginia
EP Realty LLC	Massachusetts Limited Liability Company
FF Acquisition, L.L.C.	Virginia Limited Liability Company
FF Construction L.L.C.	Virginia Limited Liability Company
Food Basket LLC	California Limited Liability Company
Food-A-Rama G.U., Inc.	Maryland
Foodarama Group, Inc.	Maryland
Foodarama LLC	Delaware Limited Liability Company
Foodarama, Inc.	Maryland
Foodland Distributors	Michigan General Partnership
Forest Lake 2000 L.L.C.	Delaware Limited Liability Company
Fridley 1998 L.L.C.	Delaware Limited Liability Company
G.W.M. Holdings, Inc.	Virginia
Goldstar Partners, LLC (The)	Massachusetts Limited Liability Company
Gorham Markets, LLC	New Hampshire Limited Liability Company
Great Valu, L.L.C.	Virginia Limited Liability Company
Hastings 2002 L.L.C.	Delaware Limited Liability Company
Heath Street, LLC	Massachusetts Limited Liability Company
HNHP Realty, LLC	New Hampshire Limited Liability Company
Hooksett Project, LLC	Massachusetts Limited Liability Company
Hooksett Realty SSI LLC	Massachusetts Limited Liability Company
Integrated Transportation Logistics, L.L.C.	Michigan Limited Liability Company
Inver Grove Heights 2001 L.L.C.	Delaware Limited Liability Company
Jetco Properties, Inc.	Delaware
Jewel Companies, Inc., a 1985 Delaware Corporation	Delaware
Jewel Food Stores, Inc.	New York
JOAH, Inc.	Delaware
Keatherly, Inc.	New Hampshire
Keltsch Bros., Inc.	Indiana
Lazy Acres Market Inc.	California
Leonard Court, LLC	Maine
Lithia Springs Holdings, LLC	Georgia Limited Liability Company
Livonia Holding Company, Inc.	Michigan
Lot 18 Redevelopment Corporation	Missouri
Lucky Stores LLC	Nevada Limited Liability Company
Main Realty, LLC	Massachusetts Limited Liability Company
Maplewood East 1996 L.L.C.	Delaware Limited Liability Company
Market Brands, Inc.	Delaware
Market Company, Ltd.	Bermuda
Market Funding, Inc.	Delaware
Market Improvement Corporation	Virginia
Market Insurance Agency, Inc.	Virginia
Mashpee Realty LLC	Massachusetts Limited Liability Company
Meadowlane, Inc.	Massachusetts
MFC-Livonia Properties, Inc.	Delaware
Michaels Realty Trust	New Hampshire
Milford Realty LLC	Massachusetts Limited Liability Company
MK Investments LLC	Massachusetts Limited Liability Company
Monticello 1998 L.L.C.	Delaware Limited Liability Company
Moran Foods, Inc.	Missouri
MP Realty, LLC	Massachusetts Limited Liability Company
NAFTA Industries Consolidated, Inc.	Texas
NC & T Supermarkets, Inc.	Ohio
Nevada Bond Investment Corp. I	Nevada
New Albertson’s, Inc.	Delaware

New Milford Project LLC	Massachusetts Limited Liability Company
NMS Realty, LLC	Massachusetts Limited Liability Company
Northfield 2002 L.L.C.	Delaware Limited Liability Company
NP Realty LLC	New York Limited Liability Company
Oakbrook Beverage Centers, Inc.	Illinois
PAH Realty LLC	Massachusetts Limited Liability Company
Peoples Market, Incorporated	New Hampshire Limited Liability Company
Plaistow Project LLC	Massachusetts Limited Liability Company
Plaistow Realty SSI LLC	Massachusetts Limited Liability Company
Planmark Architecture of Oregon, P.C.	Oregon
Planmark, Inc.	Minnesota
Plymouth 1998 L.L.C.	Delaware Limited Liability Company
PNHP Realty LLC	New Hampshire Limited Liability Company
PP Realty LLC	Massachusetts Limited Liability Company
Preferred Products, Inc.	Minnesota
R&M Kenosha LLC	Delaware Limited Liability Company
Richfood Holdings, Inc.	Delaware
Richfood Procurement, L.L.C.	Virginia Limited Liability Company
Richfood, Inc.	Virginia
Rich-Temps, Inc.	Virginia
Risk Planners, Inc.	Minnesota
River Project, LLC	Massachusetts Limited Liability Company
SAL Beverage Company of Texas, Inc.	Texas
SAL Food Stores of Texas, Inc.	Delaware
SAL Food Stores, Inc.	Delaware
Savage 2002 L.L.C.	Delaware Limited Liability Company
Save-A-Lot Food Stores, Ltd.	Bermuda
Save-A-Lot Holdings, Inc.	Delaware
Scolari’s Stores LLC	California
Scott’s Food Stores, Inc.	Indiana
SFW Holding Corp.	Delaware
SFW Licensing Corp.	Delaware
Shakopee 1997 L.L.C.	Delaware Limited Liability Company
Shaw Equipment Corporation	Massachusetts
Shaw’s North Attleboro Corp.	Massachusetts
Shaw’s Realty Co.	Maine
Shaw’s Realty Trust	Massachusetts
Shaw’s Securities Corporation I	Massachusetts
Shaw’s Securities Corporation II	Massachusetts
Shaw’s Supermarkets, Inc.	Massachusetts
Shop ’N Save St. Louis, Inc.	Missouri
Shop ’N Save Warehouse Foods, Inc.	Missouri
Shoppers Charitable Foundation, Inc.	Maryland
Shoppers Food Warehouse Corp.	Delaware
Shorewood 2001 L.L.C.	Delaware Limited Liability Company
Silver Lake 1996 L.L.C.	Delaware Limited Liability Company
SNH Realty, LLC	Massachusetts Limited Liability Company
Southstar LLC	Delaware Limited Liability Company
SRA Realty LLC	Massachusetts Limited Liability Company
SSM Holdings Company	Delaware
Star Markets Company, Inc.	Massachusetts
Star Markets Holdings, Inc.	Massachusetts
Sunflower Markets, LLC	Delaware Limited Liability Company
Super Rite Foods, Inc.	Delaware
Supermarket Operators of America Inc.	Delaware
SUPERVALU Finance, Inc.	Minnesota
SUPERVALU Foundation	Minnesota
SUPERVALU Holdings – PA LLC	Pennsylvania Limited Liability Company
SUPERVALU Holdings, Inc.	Missouri

SUPERVALU India, Inc.	Minnesota
SUPERVALU Management Corp.	Delaware
SUPERVALU Pharmacies, Inc.	Minnesota
SUPERVALU Receivables Funding Corporation	Delaware
SUPERVALU Receivables, Inc.	Delaware
SUPERVALU Services USA, Inc.	Minnesota
SUPERVALU Terre Haute Limited Partnership	Indiana Limited Partnership
SUPERVALU Transportation, Inc.	Minnesota
SV Markets, Inc.	Ohio
SV Ventures*	Indiana General Partnership
SVH Holding, Inc.	Delaware
SVH Realty, Inc.	Delaware
faSweet Life Products Corporation	New York
TC Michigan LLC	Michigan Limited Liability Company
The Farm Fresh Charitable Foundation	Virgina
The Richfood Foundation	Virgina
Tidyman’s, LLC	Delaware Limited Liability Company
TLC Holdings, Inc.	Wisconsin
TLC Resources, LLC	Delaware Limited Liability Company
Total Logistic Control, LLC	Delaware Limited Liability Company
Total Logistics, Inc.	Wisconsin
U.S. Satellite Corporation	Utah
Ultra Foods, Inc.	New Jersey
Valu Ventures, Inc.	Minnesota
W. Newell & Co., LLC	Delaware Limited Liability Company
WC&V Supermarkets, Inc.	Vermont
Wetterau Finance Co.	Missouri
Wetterau Insurance Co. Ltd.	Bermuda
WHP Realty, LLC	Connecticut Limited Liability Company
WP Properties, LLC	Rhode Island Limited Liability Company
WSI Satellite, Inc.	Missouri

*	SV Ventures is a general partnership between SUPERVALU Holdings, Inc. and Scott’s Food Stores, Inc., each of which holds a 50% interest. Both general partners are direct subsidiaires of Supermarket Operators of America Inc.

Exhibit 23.1

Consent of Independent Registered Public Accounting Firm

The Board of Directors

SUPERVALU INC.:

We consent to the incorporation by reference in the Registration Statements No. 33-16934, No. 33-50071, No. 333-10151, No. 333-24813, No. 333-61365, No. 333-72851, No. 333-89157, No. 333-32354, No. 333-32356, No. 333-44570, No. 333-100912, No. 333-100913, No. 333-100915, No. 333-100917, No. 333-100919, No. 333-131759 and No. 333-134671 on Form S-8; No. 33-56415, No. 333-94965 and No. 333-43538 on Form S-3 and No. 333-132397 on Form S-4 of SUPERVALU INC. and the inclusion in the February 22, 2007 annual report on Form 10-K of New Albertson’s, Inc. of our reports dated April 25, 2007, with respect to the consolidated balance sheets of SUPERVALU INC. as of February 24, 2007 and February 25, 2006, and the related consolidated statements of earnings, cash flows and stockholders’ equity for each of the fiscal years in the three-year period ended February 24, 2007, and the related financial statement schedule, management’s assessment of the effectiveness of internal control over financial reporting as of February 24, 2007 and the effectiveness of internal control over financial reporting as of February 24, 2007, which reports appear in the February 24, 2007 annual report on Form 10-K of SUPERVALU INC.

/s/ KPMG LLP

Minneapolis, Minnesota

April 25, 2007

Exhibit 24.1

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints David L. Boehnen, Burt M. Fealing and Warren E. Simpson, and each of them, the undersigned’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the undersigned and in such person’s name, place and stead, in any and all capacities (including the undersigned’s capacity as Director and/or Principal Executive Officer of SUPERVALU INC.), to sign SUPERVALU’s Annual Report on Form 10-K to be filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the fiscal year ended February 24, 2007, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in or about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, this Power of Attorney has been signed as of the 18th day of April, 2007, by the following persons:

/s/ A. Gary Ames	/s/ Garnett L. Keith, Jr.
A. Gary Ames	Garnett L. Keith, Jr.

/s/ Irwin Cohen	/s/ Charles M. Lillis
Irwin Cohen	Charles M. Lillis

/s/ Ronald E. Daly	/s/ Jeffrey Noddle
Ronald E. Daly	Jeffrey Noddle

/s/ Lawrence A. Del Santo	/s/ Marissa T. Peterson
Lawrence A. Del Santo	Marissa T. Peterson

/s/ Susan E. engel	/s/ Steven S. Rogers
Susan E. Engel	Steven S. Rogers

/s/ Philip L. Francis	/s/ Wayne C. Sales
Philip L. Francis	Wayne C. Sales

/s/ Edwin C. Gage	/s/ Kathi P. Seifert
Edwin C. Gage	Kathi P. Seifert

Exhibit 31.1

Certification Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

I, Jeffrey Noddle, certify that:

1. I have reviewed this annual report on Form 10-K of SUPERVALU INC. for the fiscal year ended February 24, 2007;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 25, 2007	/s/ JEFFREY NODDLE
Chief Executive Officer

Exhibit 31.2

Certification Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

I, Pamela K. Knous, certify that:

1. I have reviewed this annual report on Form 10-K of SUPERVALU INC. for the fiscal year ended February 24, 2007;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 25, 2007	/s/ PAMELA K. KNOUS
Executive Vice President, Chief Financial Officer

Exhibit 32.1

Certification Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of SUPERVALU INC. (the “Company”) certifies that the Annual Report on Form 10-K of the Company for the fiscal year ended February 24, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in that Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company for the period and as of the dates covered thereby.

Dated: April 25, 2007	/s/ JEFFREY NODDLE
Jeffrey Noddle
Chief Executive Officer

Exhibit 32.2

Certification Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of SUPERVALU INC. (the “Company”) certifies that the Annual Report on Form 10-K of the Company for the fiscal year ended February 24, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in that Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company for the period and as of the dates covered thereby.

Dated: April 25, 2007	/s/ PAMELA K. KNOUS
Pamela K. Knous
Executive Vice President, Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 25, 2007	NEW ALBERTSON’S, INC. (Registrant)

	By:	/S/ PAMELA K. KNOUS
Pamela K. Knous Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibits

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes Oxley-Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes Oxley-Act of 2002